Form 10-Q
period 2003-09-30
TXU ENERGY CO LLC
filed 2003-11-13
CIK 1263050

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ---------------------------

                                     FORM 10-Q


           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ---------------------------

                        Commission File Number 333-108876

                             TXU Energy Company LLC


A Delaware Limited Liability Company            I.R.S. Employer Identification
                                                        No. 75-2967817




          ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                             ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No  X
                                                    ---    ---
As of November 7, 2003, all outstanding members interests in TXU Energy Company LLC were held by TXU US Holdings Company.

================================================================================

TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
Glossary ..........................................................................................          ii


PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements

                     Condensed Statements of Consolidated Income and Comprehensive Income-
                     Three and Nine Months Ended September 30, 2003 and 2002.......................           1

                     Condensed Statements of Consolidated Cash Flows -
                     Nine Months Ended September 30, 2003 and 2002.................................           2

                     Condensed Consolidated Balance Sheets -
                     September 30, 2003 and December 31, 2002......................................           3

                     Notes to Financial Statements.................................................           4

                     Independent Accountants' Report...............................................          18

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................          19

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................          41

             Item 4.  Controls and Procedures......................................................          43

PART II. OTHER INFORMATION

             Item 1.  Legal Proceedings............................................................          43

             Item 6.  Exhibits and Reports on Form 8-K ............................................          44

SIGNATURE..........................................................................................          45

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Energy Company LLC and its subsidiaries are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Energy Company LLC will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to
                                      provide for competition

2002 Form 8-K.........................US Holdings' Current Report on Form 8-K
                                      filed on February 26, 2003 for TXU Energy with respect to its financial information for the year ended December 31, 2002, and Form 8-K filed September 16, 2003 to reflect the impact of adopting SFAS 145 on the financial information reported in the Form 8-K filed on February 26, 2003

2002 Form 10-K........................TXU US Holdings Company's Annual Report on
                                      Form 10-K for the year ended
                                      December 31, 2002

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EITF 98-10 ...........................EITF Issue No. 98-10, "Accounting for
                                      Contracts Involved in Energy Trading
                                      and Risk Management Activities"

EITF 01-8.............................EITF Issue No. 01-8, "Determining Whether
                                      an Arrangement Contains a Lease"

EITF 02-3 ............................EITF Issue No. 02-3, "Issues Involved in
                                      Accounting for Derivative Contracts
                                      Held for Trading Purposes and Contracts
                                      Involved in Energy Trading and Risk
                                      Management Activities"

EITF 03-11............................EITF Issue No. 03-11, `Reporting
                                      Realized Gains and Losses on Derivative
                                      Instruments That Are Subject to FASB
                                      Statement No. 133 and Not "Held for
                                      Trading Purposes" As Defined in EITF
                                      Issue No. 02-3'

ERCOT.................................Electric Reliability Council of Texas

FASB..................................Financial Accounting Standards Board, the
                                      designated organization in the private
                                      sector for establishing standards for
                                      financial accounting and reporting.

FIN...................................Financial Accounting Standards Board
                                      Interpretation

FIN 45................................FIN  No. 45, "Guarantor's  Accounting and
                                      Disclosure Requirements for Guarantees,
                                      Including Indirect Guarantees of
                                      Indebtedness of Others - an
                                      Interpretation of FASB Statements
                                      No. 5, 57, and 107 and  Rescission of FIN
                                      No. 34"

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

IRS...................................Internal Revenue Service

Moody's...............................Moody's Investors Services, Inc.

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................Oncor Electric Delivery Company, a
                                      subsidiary of US Holdings

POLR..................................provider of last resort of electricity to certain customers under the Commission
                                      rules interpreting the 1999
                                      Restructuring Legislation

Price-to-beat rate....................residential and small commercial customer electricity rates established by the
                                      Commission in the restructuring of the
                                      Texas market and required to be charged
                                      in a REP's historical service territories until January 1, 2005 or when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs

REPs..................................retail electric providers

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Sarbanes-Oxley........................Sarbanes-Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

Settlement............................regulatory settlement agreed to by the
                                      Commission in 2002

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 133..............................SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 140..............................SFAS No. 140, "Accounting for Transfers
                                      and Servicing of Financial Assets
                                      and Extinguishments of Liabilities a
                                      replacement of FASB Statement 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 145..............................SFAS No. 145, "Rescission of FASB
                                      Statements No. 4, 44 and 64, Amendment
                                      of FASB Statement 13, and Technical
                                      Corrections"

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and
                                      Hedging Activities"

SFAS 150..............................SFAS No. 150,  "Accounting for Certain
                                      Financial Instruments with
                                      Characteristics of both Liabilities
                                      and Equity"

SG&A..................................selling, general and administrative

T&D...................................transmission and distribution

TXU Energy............................refers to TXU Energy Company LLC or
                                      TXU Energy Company LLC and its
                                      consolidated subsidiaries, depending on
                                      the context

TXU Fuel..............................TXU Fuel Company, a subsidiary of
                                      TXU Energy

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining............................TXU Mining Company LP, a subsidiary of
                                      TXU Energy

TXU Portfolio Management..............TXU Portfolio Management Company LP,
                                      a subsidiary of TXU Energy

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                TXU ENERGY COMPANY LLC
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                                ------------------         -------------------
                                                                                2003         2002          2003         2002
                                                                                ----         ----          ----         ----
                                                                                             (millions of dollars)

Operating revenues...................................................          $2,453       $2,420        $6,304       $6,238

Costs and expenses:
   Cost of energy sold and delivery fees.............................           1,543        1,536         4,043        3,662
   Operating costs..................................................              171          183           550          536
   Depreciation and amortization.....................................             100          116           308          342
   Selling, general and administrative expenses......................             168          199           465          623
   Franchise and revenue-based taxes.................................              29           27            84           83
   Other income......................................................             (20)         (18)          (44)         (33)
   Other deductions..................................................               8            3            13            8
   Interest income...................................................               -            -            (3)          (8)
   Interest expense and related charges..............................              83           46           246          154
                                                                               ------       ------        ------       ------
       Total costs and expenses......................................           2,082        2,092         5,662        5,367
                                                                               ------       ------        ------       ------
Income before income taxes and cumulative effect of changes
    in accounting principles.........................................             371          328           642          871

Income tax expense...................................................             122          101           204          274
                                                                               ------       ------        ------       ------

Income before cumulative effect of changes in accounting principles..             249          227           438          597

Cumulative effect of changes in accounting principles,
  net of tax benefit (Note 2) ........................................              -            -           (58)           -
                                                                               ------       ------        ------       ------

Net income...........................................................          $  249       $  227        $  380       $  597
                                                                               ======       ======        ======       ======

                CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                                ------------------         ------------------
                                                                                2003         2002          2003         2002
                                                                                ----         ----          ----         ----
                                                                                             (millions of dollars)

Net income.............................................................         $ 249        $ 227         $ 380        $ 597
Other comprehensive income (loss), net of tax effects:
   Cash flow hedge activity--
     Net change in fair value of  derivatives  (net of tax benefit
      of $11, $33, $63 and $79)........................................           (20)         (60)         (118)        (146)
     Amounts realized in earnings during the period
      (net of tax expense of $24, $7, $63 and $5.......................            46           13           117           10
                                                                                -----        -----         -----        -----
         Total.........................................................            26          (47)           (1)        (136)
                                                                                -----        -----         -----        -----
Comprehensive income...................................................         $ 275        $ 180         $ 379        $ 461
                                                                                =====        =====         =====        =====

See Notes to Financial Statements.

                             TXU ENERGY COMPANY LLC
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               ----------------------
                                                                                                  2003        2002
                                                                                                  ----        ----
                                                                                                (millions of dollars)

Cash flows -- operating activities:
  Income before cumulative effect of changes in accounting principles................          $    438     $   597
  Adjustments to reconcile income before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization....................................................              356         384
     Deferred income taxes and investment tax credits-- net ..........................               31          46
     Net unrealized (gain) loss from mark-to-market valuation of commodity contracts..              (34)          4
     Net gain from sales of assets....................................................              (40)        (30)
     Retail clawback accrual..........................................................              (19)          -
  Changes in operating assets and liabilities.........................................              295        (104)
                                                                                               --------    --------
         Cash provided by operating activities........................................            1,027         897

Cash flows -- financing activities:
  Issuances of long-term debt ........................................................            1,400          61
  Retirements/repurchases of long-term debt...........................................             (222)     (1,683)
  Change in advances-- affiliates.....................................................           (1,580)        359
  Dividends paid to parent............................................................             (575)       (577)
  Change in notes payable-- banks.....................................................             (282)        979
  Decrease in note payable to Oncor Electric Delivery Company.........................             (161)       (133)
  Debt premium, discount, financing, and reacquisition expenses.......................              (31)         (7)
                                                                                               --------    --------
         Cash used in financing activities............................................           (1,451)     (1,001)

Cash flows -- investing activities:
  Capital expenditures................................................................             (123)       (203)
  Acquisition of a business ..........................................................                -         (36)
  Proceeds from sale of assets .......................................................               19         443
  Nuclear fuel........................................................................              (45)        (51)
  Other...............................................................................               (9)        (25)
                                                                                               --------    --------
         Cash provided by (used in) investing activities..............................             (158)        128
                                                                                               --------    --------
Net change in cash and cash equivalents...............................................             (582)         24

Cash and cash equivalents-- beginning balance.........................................              603          20
                                                                                                -------     -------
Cash and cash equivalents-- ending balance............................................          $    21     $    44
                                                                                                =======     =======

 See Notes to Financial Statements.

                             TXU ENERGY COMPANY LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,        December 31,
                                                                                    2003                 2002
                                                                                -------------       -------------
                                                                                     (millions of dollars)
                                  ASSETS
     Current assets:
        Cash and cash equivalents........................................       $       21          $      603
        Advances to affiliates...........................................              251                  --
        Accounts receivable - trade......................................              923               1,331
        Inventories......................................................              322                 298
        Commodity contract assets........................................              746               1,298
        Other current assets.............................................              170                 180
                                                                                ----------         -----------
          Total current assets...........................................            2,433               3,710
     Investments.........................................................              499                 462
     Property, plant and equipment - net.................................           10,417              10,127
     Goodwill............................................................              533                 533
     Commodity contract assets...........................................              222                 476
     Cash flow hedges and other derivative assets........................               66                  14
     Other noncurrent assets.............................................              162                 108
                                                                                ----------          ----------
          Total assets...................................................       $   14,332          $   15,430
                                                                                ==========          ==========
                    LIABILITIES AND MEMBERS' INTERESTS
     Current liabilities:
        Notes payable - banks............................................       $        -          $      282
        Long-term debt due currently.....................................                1                  73
        Advances from affiliates.........................................                -               1,329
        Accounts payable - trade:
          Affiliates (principally Oncor Electric Delivery Company).......              302                 248
          All other......................................................              648                 754
        Notes or other liabilities due Oncor Electric Delivery Company...               20                 170
        Commodity contract liabilities...................................              550               1,138
        Accrued taxes....................................................              245                 164
        Other current liabilities........................................              472                 555
                                                                                ----------          ----------
          Total current liabilities......................................            2,238               4,713
                                                                                ----------          ----------
     Accumulated deferred income taxes...................................            1,936               1,931
     Investment tax credits..............................................              364                 376
     Commodity contract liabilities......................................              149                 320
     Cash flow hedges and other derivative liabilities...................              169                 150
     Notes or other liabilities due Oncor Electric Delivery Company......              426                 437
     Other noncurrent liabilities and deferred credits...................            1,320                 852
     Long-term debt, less amounts due currently..........................            3,160               2,378
     Exchangeable preferred membership interests, net of $256 discount...              494                   -
                                                                                ----------          ----------
          Total liabilities..............................................           10,256              11,157
                                                                                ----------          ----------
     Contingencies (Note 5)
     Members' interests (Note 4):
        Capital account..................................................            4,242               4,438
        Accumulated other comprehensive income (loss)....................             (166)               (165)
                                                                                ----------          ----------
          Total  members' interests......................................            4,076               4,273
                                                                                ----------          ----------
          Total liabilities and members' interests.......................       $   14,332          $   15,430
                                                                                ==========          ==========

See Notes to Financial Statements.

                             TXU ENERGY COMPANY LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - TXU Energy is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, and portfolio management, including risk management and certain trading activities. TXU Energy is managed as a single, integrated energy business; consequently, there are no separate reportable business segments.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Energy have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 8-K, except for the adoption of the following new accounting rules: EITF 02-3, SFAS 143, SFAS 145 (the effects of which have been reflected on an annual basis in a Form 8-K filed September 16, 2003) and SFAS 150, all discussed below.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 8-K. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $25 million and an increase in net income of $16 million for the nine-month period ended September 30, 2003.

      Changes in Accounting Standards -- In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, TXU Energy recorded a cumulative effect of changes in accounting principles as of January 1, 2003. (See Note 2 for a discussion of the impacts of these two accounting standards.)

      As a result of guidance provided in EITF 02-3, TXU Energy has not recognized origination gains on commercial and industrial retail contracts in 2003. For the three- and nine-month periods ended September 30, 2002, TXU Energy recognized $2 million and $36 million in origination gains on such contracts, respectively.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt".

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 5 under Guarantees). The adoption of FIN 45 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of FIN 46 did not and is not expected to impact results of operations.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. Also, EITF 03-11 became effective October 1, 2003 and, among other things, discussed the nature of certain power contracts. As a result of the issuance of SFAS 149 and EITF 03-11, certain commodity contract hedges are expected to be replaced with another type of hedge that is subject to effectiveness testing. The adoption of these changes did not impact results of operations for the nine months ended September 30, 2003.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due 2012 for exchangeable preferred membership interests with identical economic and other terms (see Note 3). Because the exchangeability feature of these preferred securities provides for the holders to exchange the securities with TXU Corp. for TXU Corp. common stock, the securities are deemed to be mandatorily redeemable by TXU Energy. Therefore, in accordance with SFAS 150, the securities (net of $256 million in unamortized discount) are classified as liabilities effective with reporting for the third quarter of 2003.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not impact results of operations for the nine months ended September 30, 2003.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for the nine months ended September 30, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34  million....   $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million..........      5
                                                                                   ----
          Total net charge......................................................   $(58)
                                                                                   ====

      On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) has been reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For TXU Energy, such liabilities relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

      As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2002. Further, the effects of adoption take into consideration liabilities of $215 million (previously reflected in accumulated depreciation) TXU Energy had previously recorded as depreciation expense and $26 million (reflected in other noncurrent liabilities) of unrealized net gains associated with the decommissioning trusts.

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net..................  $488
     Increase in other noncurrent liabilities and deferred credits....  (528)
     Increase in accumulated deferred income taxes....................    (3)
     Increase in regulatory assets - net..............................    48
                                                                        ----
     Cumulative effect of change in accounting principles.............  $  5
                                                                        ====

      The asset retirement liability at September 30, 2003 was $569 million, comprised of a $554 million liability as a result of adoption of SFAS 143 and $27 million of accretion during the first nine months of 2003 reduced by $12 million in reclamation payments.

      With respect to nuclear decommissioning costs, TXU Energy believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering through the regulatory process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the periods, income from operations for the nine months ended September 30, 2002 would have increased by $7 million after-tax and the liability for asset retirement obligations as of September 30, 2002, would have been $546 million.

3.    FINANCING ARRANGEMENTS

      Credit Facilities -- At September 30, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                          At September 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ----------          --------    ----------  ----------  -------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

---------
(a) previously TXU Corp.

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

    Long-Term Debt -- At September 30, 2003 and December 31, 2002, the long-term debt of TXU Energy and its consolidated subsidiaries consisted of the following

                                                                                         September 30, December 31,
                                                                                             2003         2002
                                                                                             ----         ----
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023....................................       $    --      $    44
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......            39           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a).......            39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).....            50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)....           118          118
    7.700% Fixed Series 1999A due April 1, 2033......................................           111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
    2013(a)..........................................................................            16           16
    7.700% Fixed Series 1999C due March 1, 2032......................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).           121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)..            19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)..           274          274
    4.250% Fixed Series 2001D due May 1, 2033, remarketing date November 1, 2003(a)..           271          271
    Floating Taxable Series 2001F due December 31, 2036..............................            --           39
    1.170% Floating Taxable Series 2001G due December 1, 2036(b).....................            72           72
    1.120% Floating Taxable Series 2001H due December 1, 2036(b).....................            31           31
    1.120% Floating Taxable Series 2001I due December 1, 2036(b).....................            63           63
    1.150% Floating Series 2002A due May 1, 2037(b)..................................            61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)...            44           --
    6.300% Fixed Series 2003B due July 1, 2032.......................................            39           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..            91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..           107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a)..            70           70
    Floating Taxable Series 2001D due December 31, 2036..............................            --           12
    1.120% Floating Taxable Series 2001E due December 31, 2036(b)....................            45           45
    5.800% Fixed Series 2003A due July 1, 2022.......................................            12            -

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003...........................            --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005........................            30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012 (c)...........            --          750
    6.125% Fixed Senior Notes due March 15, 2008.....................................           250           --
    7.000% Fixed Senior Notes due March 15, 2013.....................................         1,000           --
    Capital lease obligations........................................................            12           10
    Other............................................................................             7            8
    Unamortized premium and discount and fair value adjustments......................            17         (264)
                                                                                            -------      -------
        Total TXU Energy ............................................................       $ 3,161      $ 2,451

    Less amount due currently........................................................             1           73
                                                                                            -------      -------
    Total long-term debt.............................................................       $ 3,160      $ 2,378
                                                                                            =======      =======

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at September 30, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due 2012 for exchangeable preferred membership interests with identical economic and other terms.


      In November 2003, the Brazos River Authority Series 2001D pollution control revenue bonds (aggregate principal amount of $271 million) were remarketed and converted from a multiannual mode to a weekly rate mode, and the Sabine River Authority Series 2001C pollution control revenue bonds (aggregate principal amount of $70 million) were purchased upon mandatory tender. TXU Energy intends to remarket these bonds in the first quarter of 2004.

      In October 2003, the Brazos River Authority issued $72 million aggregate principal amount of Series 2003C pollution control revenue bonds and $31 million aggregate principal amount of Series 2003D pollution control revenue bonds for TXU Energy. The Series 2003C bonds will bear interest at an annual rate of 6.75% until maturity in 2038. The Series 2003D bonds will bear interest at an annual rate of 5.40% until their mandatory tender date in 2014, at which time they will be remarketed. Proceeds from the issuance of the Series 2003C and Series 2003D bonds were used to refund the $72 million aggregate principal amount of Brazos River Authority Taxable Series 2001G and the $31 million aggregate principal amount of Series 2001H variable rate pollution control revenue bonds, both due December 1, 2036. The Sabine River Authority also issued $45 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The Series 2003B bonds will bear interest at an annual rate of 6.15% until maturity in 2022, however they become callable in 2013. Proceeds from the issuance of the Series 2003B bonds were used to refund the $45 million aggregate principal amount of Sabine River Authority Taxable Series 2001E variable rate pollution control revenue bonds due December 1, 2036.

      In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are convertible into TXU Corp. common stock at an exercise price of $13.1242. The market price of TXU Corp. common stock on September 30, 2003 was $23.56. Any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on September 30, 2003, the pre-tax charge would have been $256 million. (See Note 1 regarding classification of these securities under SFAS 150.)

      In July 2003, the Brazos River Authority issued $39 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.30% until maturity in 2032. Proceeds from the issuance of the bonds were used to refund the $39 million aggregate principal amount of Brazos River Authority Taxable Series 2001F variable rate pollution control revenue bonds due December 31, 2036. The Sabine River Authority also issued $12 million aggregate principal amount of Series 2003A pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 5.80% until maturity in 2022. Proceeds from the issuance of these bonds were used to refund the $12 million aggregate principal amount of Sabine River Authority Taxable Series 2001D pollution control revenue bonds due December 31, 2036.

      In May 2003, the Brazos River Authority Series 1994A and the Trinity River Authority Series 2000A pollution control revenue bonds (aggregate principal amount of $53 million) were purchased upon mandatory tender. In July 2003, the bonds were remarketed and converted from a floating rate mode to a multiannual mode at an annual rate of 3.00% and 6.25%, respectively. The rate on the 1994A bonds will remain in effect until their mandatory remarketing date of May 1, 2005. The rate on the 2000A bonds will remain in effect until their maturity in 2028.

      In May 2003, $72 million principal amount of the 7% TXU Mining fixed rate senior notes were repaid at maturity.

      In April 2003, the Brazos River Authority Series 1999A pollution control revenue bonds, with an aggregate principal amount of $111 million, were remarketed. The bonds now bear interest at a fixed annual rate of 7.70% and are callable beginning on April 1, 2013 at a price of 101% until March 31, 2014 and at 100% thereafter.

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at annual rates of 6.75% and 7.70%, respectively. The rate on the 1999B bonds will remain in effect until 2013 at which time they will be remarketed. The rate on the 1999C bonds is fixed to maturity in 2032, however they become callable in 2013.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the $44 million principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under TXU Corp.'s credit facilities. In August 2003, TXU Energy entered into interest rate swap transactions through 2013, which are being accounted for as fair value hedges, to effectively convert $500 million of the notes to floating interest rates.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Energy and other US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $7 million and $9 million for the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to TXU Energy and are reported in SG&A expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $626 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $1.3 billion face amount of TXU Energy trade accounts receivable. Funding under the program increased $197 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 increased $234 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to TXU Energy would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on TXU Energy's balance sheets represent the face amount of the receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Energy contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of September 30, 2003, TXU Energy and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Energy contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of TXU Energy, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Energy or its subsidiaries.

Cross Default Provisions

      Certain financing arrangements of TXU Energy contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement (which is no longer outstanding as of October 1, 2003) and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      A default or similar event under the terms of the TXU Energy preferred membership interests (formerly subordinated notes) that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $122 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      TXU Energy and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

4.    MEMBERS' INTERESTS

      On August 8, 2003, TXU Energy approved a cash distribution of $175 million to be paid to US Holdings on October 1, 2003. On May 7, 2003, TXU Energy approved a cash distribution of $175 million that was paid to US Holdings on July 1, 2003. On February 12, 2003, TXU Energy approved a cash distribution of $200 million that was paid to US Holdings on April 1, 2003. On November 15, 2002, TXU Energy approved a cash distribution of $200 million that was paid to US Holdings on January 2, 2003.

5.    CONTINGENCIES

      Guarantees -- TXU Energy has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- TXU Energy is the lessee under various operating leases, entered into prior to January 1, 2003, that obligate it to guarantee the residual values of the leased facilities. At September 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $211 million with an estimated residual recovery of approximately $143 million. The average life of the lease portfolio is approximately seven years.

      Debt obligations of the parent -- TXU Energy has provided a guarantee of the obligations under TXU Corp.'s financing lease (approximately $130 million at September 30, 2003) for its headquarters building.

      Shared saving guarantees -- TXU Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. During the three months ended September 30, 2003, no shared savings contracts were executed. The average remaining life of the portfolio is approximately nine years.

      Letters of credit -- TXU Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $294 million of letters of credit were outstanding at September 30, 2003 to support existing floating rate pollution control revenue bond debt of approximately $271 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, TXU Energy intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      TXU Energy has outstanding letters of credit in the amount of $32 million to support portfolio management margin requirements in the normal course of business. As of September 30, 2003, approximately 81% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      Surety bonds -- TXU Energy has outstanding surety bonds of approximately $34 million to support performance under various contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Legal Proceedings On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. On September 12, 2003, the TXU defendants filed a motion to dismiss the lawsuit, which is set for hearing on January 23, 2004. TXU Energy believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Energy believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. TXU Energy is unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Energy believes that the plaintiff lacks standing to assert any antitrust claims against TXU Energy or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Energy believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Energy is unable to estimate any possible loss or predict the outcome of this action.

      General - TXU Energy is involved in various other legal and administrative proceedings, the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

6.    SUPPLEMENTARY FINANCIAL INFORMATION

      Other Income and Deductions --

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                              -------------------      -----------------
                                                                2003         2002       2003        2002
                                                                ----         ----       ----        ----
      Other income:
         Net gain on sale of properties and businesses.       $   19       $   18     $   40      $   30
         Lignite coal royalties........................            -            -          -           2
         Other.........................................            1            -          4           1
                                                              ------       ------     ------      ------
            Total other income.........................       $   20       $   18     $   44      $   33
                                                              ======       ======     ======      ======
      Other deductions:
         Equity losses of unconsolidated subsidiaries..       $    -       $    -     $    -      $    2
         Loss on retirement of debt....................            1            -          1           1
         Asset write-off in strategic retail services
           business....................................            5            -          5           -
         Expenses related to canceled construction
           projects....................................            2            2          4           5
         Other.........................................            -            1          3           -
                                                              ------       ------     ------      ------
            Total other deductions.....................       $    8       $    3     $   13      $    8
                                                              ======       ======     ======      ======

      Interest Expense and Related Charges --

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,           September 30,
                                                              -------------------     ------------------
                                                                2003         2002       2003        2002
                                                                ----         ----       ----        ----

      Interest.........................................       $   79       $   47     $  234      $  155
      Amortization of deferred debt costs..............            6            1         17           4
      Capitalized interest.............................           (2)          (2)        (5)         (5)
                                                              ------       ------     ------      ------
         Total interest expense and related charges....       $   83       $   46     $  246      $  154
                                                              ======       ======     ======      ======

      Accounts Receivable -- At September 30, 2003 and December 31, 2002, accounts receivable of $923 million and $1.3 billion are stated net of an allowance for uncollectible accounts of $73 million and $71 million, respectively. During the nine months ended September 30, 2003, bad debt expense was $70 million, account write-offs were $64 million and other activity decreased the allowance for uncollectible accounts by $4 million. See Note 3 regarding sale of receivables.

      Accounts receivable included $425 million and $489 million of unbilled revenues at September 30, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS 142 became effective for TXU Energy on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                As of September 30, 2003              As of December 31, 2002
                                            -------------------------------      ------------------------------
                                             Gross                                Gross
                                            Carrying  Accumulated                Carrying  Accumulated
                                             Amount   Amortization     Net        Amount  Amortization      Net
                                             ------   ------------     ---        ------  ------------     ----
Amortized intangible assets (included in
  property, plant and equipment):
   Capitalized software...............       $ 242       $ 104       $ 138         $ 220      $  78       $ 142
   Land easements.....................          11           8           3            12          9           3
   Mineral rights and other...........          31          21          10            31         20          11
                                             -----       -----       -----         -----      -----       -----
     Total............................       $ 284       $ 133       $ 151         $ 263      $ 107       $ 156
                                             =====       =====       =====         =====      =====       =====

      Aggregate TXU Energy amortization expense for intangible assets was $26 million and $29 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the weighted-average useful lives of capitalized software, land easements and mineral rights and other were 6 years, 58 years and 40 years, respectively.

      At September 30, 2003 and December 31, 2002, goodwill of $533 million was stated net of previously recorded accumulated amortization of $60 million.

      Commodity Contracts -- At September 30, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $968 million and $1.8 billion, respectively, are stated net of applicable credit (collection) and performance reserves totaling $21 million and $43 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                          September 30,       December 31,
                                              2003                2002
                                              ----                ----

  Materials and supplies.................   $   184             $   171
  Fuel stock.............................        75                  70
  Gas stored underground.................        63                  57
                                            -------             -------
        Total inventories................   $   322             $   298
                                            =======             =======

      Inventories reflected a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment -- At September 30, 2003 and December 31, 2002, property, plant and equipment of $10.4 billion and $10.1 billion is stated net of accumulated depreciation and amortization of $7.5 billion and $7.3 billion, respectively.

      Derivatives and Hedges -- TXU Energy experienced net hedge ineffectiveness gains of $10 million and $24 million, reported in revenues, for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, net hedge ineffectiveness losses of $7 million and $40 million, respectively, were reported in revenues. Hedge ineffectiveness is primarily related to hedges of anticipated sales from baseload generation.

      As of September 30, 2003, it is expected that $70 million of after-tax net losses accumulated in other comprehensive income, primarily related to commodities hedges, will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Affiliate Transactions -- The following represent significant affiliate transactions of TXU Energy:

      TXU Energy incurs electricity delivery fees charged by Oncor. For the three months ended September 30, 2003 and 2002, these fees were $441 million and $438 million, respectively. For the nine months ended September 30, 2003 and 2002, these fees were $1.2 billion and $1.3 billion, respectively.

      TXU Energy reimburses Oncor for the interest expense Oncor incurs on that portion of its debt associated with Oncor's generation-related regulatory assets. For the three months ended September 30, 2003 and 2002, this interest expense totaled $12 million and $6 million, respectively. For the nine months ended September 30, 2003 and 2002, this interest expense totaled $36 million and $17 million, respectively. This expense is reported in interest expense and related charges.

      Under the terms of the Settlement Plan, in August 2003 Oncor issued $500 million of securitization bonds due 2009-2017 and expects to issue another $800 million in the first quarter of 2004. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the bonds will be reimbursed by TXU Energy. Therefore, TXU Energy's financial statements reflect a $437 million non-interest bearing payable to Oncor ($11 million of which is reported as due currently) that will be extinguished as Oncor pays the related income taxes.

      In addition, TXU Energy has a note payable to Oncor related to the excess mitigation credit established in accordance with the Settlement Plan. Oncor has implemented the $350 million credit, plus interest, as a credit applied to delivery fees billed to REPs, including TXU Energy, for a two-year period ending December 31, 2003. At September 30, 2003, the balance of the note payable was $9 million (reported as due currently). The principal and interest payments on the note payable reimburse Oncor for the credit applied to receivables from REPs. For the three months ended September 30, 2003 and 2002, the principal payments made on the note payable totaled $62 million and $86 million, respectively, and the interest expense totaled $1 million and $5 million, respectively. For the nine months ended September 30, 2003 and 2002, the principal payments made on the note payable totaled $161 million and $133 million, respectively, and the interest expense totaled $6 million and $17 million, respectively.

      TXU Energy receives payments from TXU Gas, a subsidiary of TXU Corp., under a service agreement that began in 2002 covering customer billing and customer support services provided for TXU Gas. These payments totaled $8 million for the three months ended September 30, 2003 and 2002, and $22 million for the nine months ended September 30, 2003 and 2002, and are reported as other revenues.

      TXU Business Services Company, a subsidiary of TXU Corp., charges TXU Energy for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended September 30, 2003 and 2002, these costs totaled $54 million and $68 million, respectively. For the nine months ended September 30, 2003 and 2002, these costs totaled $173 million and $211 million, respectively. The costs are reported in SG&A expenses.

      Average daily short-term advances from affiliates during the three months ended September 30, 2003 and 2002 were $47 million and $544 million, respectively, and interest expense incurred was $0.3 million and $3 million, respectively. The weighted average interest rate for the three months ended September 30, 2003 and 2002, was 2.86% and 2.11%, respectively. For the nine months ended September 30, 2003 and 2002, average advances were $500 million and $228 million, respectively, and interest expense incurred was $9 million and $4 million, respectively. The weighted average interest rate for the nine months ended September 30, 2003 and 2002 was 2.76% and 2.69%, respectively.

      Supplemental Cash Flow Information -- See Note 2 for the effects of adopting SFAS 143, which are noncash in nature.

      See Note 3 for a discussion of the exchange of TXU Energy's subordinated notes for preferred membership interests, which was a noncash transaction.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Energy Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Energy Company LLC and subsidiaries (TXU Energy) as of September 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of TXU Energy's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Energy as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and member interests for the year then ended (not presented herein); and in our report (which includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards Nos. 142 and 145), dated February 14, 2003 (and September 12, 2003 as to Note 2 therein), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the Notes to Financial Statements, TXU Energy changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations", changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", and changed its method of classifying mandatorily redeemable preferred securities in connection with the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."




DELOITTE & TOUCHE  LLP

Dallas, Texas
November 11, 2003

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

BUSINESS

      TXU Energy is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, and portfolio management, including risk management and certain trading activities. TXU Energy is managed as a single, integrated energy business; consequently, there are no separate reportable business segments.

      Dollar amounts in the following tables are stated in millions of US dollars, unless otherwise noted.

RESULTS OF OPERATIONS

Highlights

                                                                 Three Months Ended       Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ------------------      ------------------
                                                                  2003         2002       2003         2002
                                                                  ----         ----       ----         ----
Operating statistics:
Retail electric sales volumes (GWh) ........................    23,450        27,394      62,652      72,551
Wholesale electric sales volumes (GWh)......................    10,677         9,255      26,512      22,569
                                                               -------       -------     -------     -------
   Total electric sales volumes (GWh).......................    34,127        36,649      89,164      95,120
                                                               =======       =======     =======     =======
Retail electric customers (end of period & in
thousands-number of meters).................................                               2,617       2,763

Operating revenues (millions of dollars):
Retail electric:
      Residential...........................................   $ 1,139       $ 1,093     $ 2,631     $ 2,569
      Commercial and industrial ............................       847           839       2,427       2,720
                                                               -------       -------     -------     -------
            Total...........................................     1,986         1,932       5,058       5,289
Wholesale electric .........................................       406           302         924         657
Portfolio management activities.............................        16           152         169         201
Other revenues..............................................        45            34         153          91
                                                               -------       -------     -------     -------
           Total operating revenues.........................   $ 2,453       $ 2,420     $ 6,304     $ 6,238
                                                               =======       =======     =======     =======
Weather (average for service territory)
      Percent of normal:
          Cooling degree days...............................     99.0%         99.8%      101.0%      102.1%
          Heating degree days...............................        -%            -%      102.6%       98.8%

----------------------
    Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
---------------------------------------------------------------------

      Operating revenues increased $33 million, or 1%, to $2.5 billion in 2003. Retail and wholesale electric revenues increased $158 million, or 7%, to $2.4 billion, reflecting a $312 million increase due to higher average prices, partially offset by a $154 million reduction due to lower sales volumes. The $312 million favorable price variance reflects increased price-to-beat rates, due to approved fuel factor increases, higher pricing in the commercial and industrial business and increased wholesale prices, all resulting from higher natural gas costs. The $154 million unfavorable volume variance reflects a 7% decline in total sales volumes on a 14% decline in retail electric sales volumes due to increased competitive activity, primarily in the commercial and industrial segment of the market, partially offset by a 15% increase in wholesale electric volumes, reflecting a partial shift in the commercial and industrial customer base from retail to wholesale services. Residential and small business customer counts at September 30, 2003 declined 3% from year-end 2002. Results from portfolio management activities declined $136 million. Such results include realized and unrealized gains and losses from risk management activities, and the decline reflects the effect of market price movements on commodity contracts entered into to hedge exposures.

       Gross Margin

                                                                               Three Months Ended
                                                                                    September 30,
                                                                ------------------------------------------------
                                                                                % of                      % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----       -------         ----       -------
Operating revenues.....................................          $ 2,453         100%        $ 2,420        100%
Costs and expenses:
    Cost of energy sold and delivery fees..............            1,543          63%          1,536         63%
    Operating costs....................................              171           7%            183          8%
    Depreciation and amortization related to
        generation assets..............................               90           4%            107          4%
                                                                 -------         ---         -------        ---
Gross margin...........................................          $   649          26%        $   594         25%
                                                                 =======         ===         =======        ===

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased.

      The depreciation and amortization expense reported in the gross margin amounts above excludes $10 million and $9 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin increased $55 million, or 9%, to $649 million in 2003. The increase reflected higher average retail and wholesale sales prices, partially offset by higher average costs of energy sold, lower portfolio management results and the effect of volume declines. Increased costs of energy sold were driven by higher natural gas prices. As nuclear generation is the lowest marginal cost source of power production, average cost of energy sold was unfavorably impacted by approximately $20 million due to an outage at the nuclear generation facility to repair a reactor coolant water pump. Higher average costs of energy sold were largely offset by a net reduction of $19 million in the retail clawback accrual principally because competition in the small commercial segment of retail operations has resulted in TXU Energy not retaining more than 60% of its historical power consumption in this segment. Accordingly, TXU Energy does not expect to fund the related retail clawback credit under the Settlement Plan. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $1 million in 2003 and by $8 million in 2002 (as compared to accounting on a settlement basis).

      Operating costs decreased $12 million, or 7%, to $171 million in 2003 due primarily to timing of repair and maintenance expenses. Depreciation and amortization related to generation assets decreased $17 million, or 16%, to $90 million in 2003. Of the decrease, $12 million represented the effect of adjusted depreciation rates related to the generation fleet, effective with second quarter reporting. The adjusted rates reflect an extension in the estimated depreciable life of the nuclear generation facility of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $16 million, or 14%, to $100 million in 2003 was driven primarily by the adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      SG&A expenses declined $31 million, or 16%, to $168 million in 2003. This decrease reflected approximately $16 million of nonrecurring costs incurred in 2002 related to the transition to competition and $18 million in lower costs in the strategic retail services business with the scaling-back of its operations, partially offset by $8 million in higher bad debt expense.

      Franchise and revenue-based taxes increased $2 million, or 7%, to $29 million in 2003 reflecting an increase in state franchise taxes.

      Other income increased $2 million to $20 million in 2003. Other income in both periods included $18 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased $5 million to $8 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business.

      Interest expense and related charges increased $37 million, or 80%, to $83 million in 2003. The increase reflects $29 million due to higher average rates, $3 million due to higher average debt levels and $5 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.) Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate increased to 32.9% in 2003 from 30.8% in 2002. The increase was primarily due to adjustments recorded in 2002 arising from the reconciliation of the final 2001 federal income tax return to the previously recorded estimated tax provision.

      Income before cumulative effect of changes in accounting principles increased $22 million, or 10%, to $249 million in 2003. The increase was driven by the higher gross margin and the decreased SG&A expenses, partially offset by the increase in interest expense. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and $4 million in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
------------------------------------------------------------------

      Operating revenues increased $66 million, or 1%, to $6.3 billion in 2003. Retail and wholesale electric revenues increased $36 million, or 1%, to $6 billion, reflecting a $408 million increase due to higher average prices partially offset by a $372 million reduction due to lower sales volumes. The $408 million favorable price variance reflects increased price-to-beat rates, due to approved fuel factor increases, higher pricing in the commercial and industrial business and increased wholesale prices, all resulting from higher natural gas costs. The $372 million unfavorable volume variance reflects a 6% decline in total sales volumes on a 14% decline in retail electric sales volumes due to the effects of increased competitive activity, primarily in the commercial and industrial segment of the market, partially offset by a 17% increase in wholesale electric volumes reflecting a partial shift in the commercial and industrial customer base from retail to wholesale services. Residential and small business customer counts at September 30, 2003 declined 3% from year-end 2002. Results from portfolio management activities declined $32 million. Such results include realized and unrealized gains and losses from risk management activities, and the decline reflects the effect of market price movements on commodity contracts entered into to hedge exposures. Other revenues increased $62 million, reflecting increased activity related to a previously existing contract in the small strategic retail services business, higher late fees on accounts receivable and increased pipeline transportation and other service revenues.

       Gross Margin

                                                                                Nine Months Ended
                                                                                    September 30,
                                                                 ------------------------------------------------
                                                                                % of                        % of
                                                                   2003        Revenue         2002        Revenue
                                                                   ----        -------         ----        -------
Operating revenues.....................................          $ 6,304         100%        $ 6,238        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,043          64%          3,662         59%
     Operating costs...................................              550           9%            536          8%
     Depreciation and amortization related to
        generation assets..............................              279           4%            310          5%
                                                                 -------         ---         -------        ---
Gross margin...........................................          $ 1,432          23%        $ 1,730         28%
                                                                 =======         ===         =======        ===

      The depreciation and amortization expense included in gross margin excludes $29 million and $32 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $298 million, or 17%, to $1.4 billion in 2003. The decrease reflected increased average costs of energy sold and lower retail sales volumes, partially offset by higher average retail and wholesale sales prices. Increased energy costs were driven by higher natural gas prices. As nuclear generation is the lowest marginal cost source of power production, average cost of energy sold was unfavorably impacted by approximately $45 million due to outages in May and July of 2003 due to a lightning strike on the transmission system and pump repairs, respectively. Higher average costs of energy sold were partially offset by a net reduction of $19 million in the retail clawback accrual as discussed above. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $34 million in 2003 and decreased results by $4 million in 2002 (as compared to accounting on a settlement basis).

      Operating costs rose $14 million, or 3%, to $550 million reflecting increased activity related to a previously existing contract in the strategic retail services business. Depreciation and amortization related to generation assets decreased $31 million, or 10%, to $279 million. Of this decline, $25 million represented the effect of adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $34 million, or 10%, to $308 million in 2003 reflected adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      SG&A expenses declined $158 million, or 25%, to $465 million in 2003. This decrease reflected cost reductions, primarily lower staffing and related administrative expenses, totaling approximately $70 million and reflecting the completion of the transition to competition in Texas and the industry-wide decline in portfolio management activities, as well as $20 million from the scaling-back of the strategic retail services operations. Lower SG&A expenses also reflected $53 million in lower bad debt expense, due to the effect of billing and collection delays experienced in 2002 in connection with the transition to competition and initiatives implemented in 2003 to reduce such expenses.

      Other income increased by $11 million to $44 million in 2003. Other income in both periods included $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of certain retail commercial and industrial gas operations.

      Other deductions increased by $5 million, or 63%, to $13 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business. Other deductions in both years included storage and other incidental expenses related to two canceled generation plant construction projects.

      Interest income declined by $5 million, or 63%, to $3 million in 2003 primarily due to lower average advances to affiliates.

      Interest expense and related charges increased $92 million, or 60%, to $246 million in 2003. The increase reflects $63 million due to higher average interest rates and fees, $14 million due to higher average debt levels and $15 million in amortization of the discount on the exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.) Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate of 31.8% in 2003 was comparable to the 31.5% rate in 2002, reflecting the effect of the federal tax return related adjustment recorded in 2002, as discussed above, largely offset by the effect of comparable lignite depletion on lower pretax earnings in 2003.

      Income before cumulative effect of changes in accounting principles decreased $159 million, or 27%, to $438 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Net pension and postretirement benefit costs reduced net income by $27 million in 2003 and by $15 million in 2002.

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2003. The net increase, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $34 million represents the net favorable effect of mark-to-market accounting on earnings for the nine months ended September 30, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

         Balance of net commodity contract assets at December 31, 2002.........       $ 316

         Cumulative effect of change in accounting principle (1) ..............         (75)

         Settlements of positions included in the opening balance (2) .........         (99)

         Unrealized mark-to-market valuations of positions held at end
           of period (3)  .....................................................         133

         Other activity (4)....................................................          (6)
                                                                                      -----
         Balance of net commodity contract assets at September 30, 2003 .......       $ 269
                                                                                      =====

---------------------
(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 2 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques.
(4) Includes the initial values of positions involving the receipt or payment of cash, such as option premiums, the amortization of such values and the sale of certain retail commercial and industrial gas operations. These activities have no effect on unrealized mark-to-market valuations.

      As a result of guidance provided in EITF 02-3, TXU Energy has not recognized origination gains on commercial/industrial retail contracts in 2003. (See Note 1 to Financial Statements.)

      Maturity Table -- Of the net commodity contract asset balance above at September 30, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $291 million. The offsetting net liability of $22 million included in the September 30, 2003 balance consists of unamortized net option premiums received. The following table presents the unrealized mark-to-market balance at September 30, 2003, scheduled by contractual settlement dates of the underlying positions.

                                  Maturity dates of unrealized net mark-to-market balances at September  30, 2003
                                  -------------------------------------------------------------------------------
                                     Maturity less                                   Maturity in
                                         than       Maturity of       Maturity of      Excess of
Source of fair value                    1 year        1-3 years        4-5 years        5 years         Total
--------------------                 ------------   -----------       -----------   -------------       -----
Prices actively quoted...........         $  7           $ 10             $ -            $  -           $  17
Prices provided by other
    external sources.............          204             60               3              (1)            266
Prices based on models...........           (6)            10               4               -               8
                                          ----           ----             ---            ----           -----
Total............................         $205           $ 80             $ 7            $ (1)          $ 291
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           70%            28%              2%               0%           100%

      As the above table indicates, approximately 98% of the unrealized mark-to-market valuations at September 30, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2006. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME

      The after-tax effects of cash flow hedges reported in other comprehensive income were as follows:

                                                                Three Months Ended         Nine Months Ended
                                                                  September  30,             September 30,
                                                                ------------------        ------------------
                                                                2003          2002         2003          2002
                                                                ----          ----         ----          ----
Net change in fair value of hedges - gains/(losses):
    Commodities........................................      $    (20)     $     (5)   $   (118)   $    (63)
    Financing -interest rate swaps.....................             -           (55)          -         (83)
                                                             --------      --------    --------    --------
                                                                  (20)          (60)       (118)       (146)
                                                             --------      --------    --------    --------
Losses realized in earnings:
    Commodities........................................            45            12         113           9
    Financing - interest rate swaps....................             1             1           4           1
                                                             --------      --------    --------    --------
                                                                   46            13         117          10
                                                             --------      --------    --------    --------
               Net effect..............................      $     26      $    (47)   $     (1)   $   (136)
                                                             ========      ========    ========    ========

     Gains and losses on cash flow hedges are realized in earnings as the underlying hedged transactions are settled.

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 8-K. No significant changes or events that might affect the financial condition of TXU Energy have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the nine months of 2003 were $1.0 billion compared to $897 million for 2002. The increase in cash flows provided by operating activities in 2003 of $130 million, or 14%, reflected favorable working capital (accounts receivable, accounts payable and inventories) changes of $554 million, partially offset by lower cash earnings of $269 million (net income adjusted for the significant noncash items identified in the statement of cash flows) and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions. The net working capital improvement reflected the effect of billing and collection delays in 2002 associated with the transition to competition.

      Cash flows used in financing activities for 2003 were $1.5 billion compared to $1.0 billion for 2002. Net cash used in issuances and retirements of borrowings totaled $715 million in 2003 compared to $291 million in 2002. Dividends paid to US Holdings totaled $575 million, about even with 2002. Payments to Oncor on the excess mitigation credit note payable totaled $161 million in 2003 and $133 million in 2002.

      Cash flows used in investing activities were $158 million in 2003 compared to $128 million provided in 2002. Capital expenditures declined to $123 million in 2003 from $203 million in 2002, driven by lower developmental spending. Purchases of nuclear fuel were $45 million in 2003 compared to $51 million in 2002. Proceeds from the sale of certain retail commercial and industrial gas operations provided $19 million in 2003, compared to $443 million from the sale of generation facilities in 2002.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $48 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

Financing Activities

      Capitalization -- The capitalization ratios of TXU Energy at September 30, 2003, consisted of long-term debt (less amounts due currently) of 41%, exchangeable preferred membership interests (net of unamortized discount balance of $256 million) of 6% and members' interests of 53%. Long-term debt at December 31, 2002 includes TXU Energy's $750 million 9% Fixed Exchangeable preferred membership interests (net of unamortized discount balance of $264 million). See note 1 for a discussion of the treatment of TXU Energy's exchangeable membership interests. Members' interests include $266 million of original non-cash capital contribution related to the issuance of such notes.

      Credit Facilities -- At September 30, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                          At September 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ----------          --------     ---------  ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

-----------
(a) previously TXU Corp.

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities.

      Long-Term Debt -- During the nine months ended September 30, 2003, TXU Energy issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                        Issuances   Retirements
                                                        ---------    ----------

    Fixed rate senior notes..........................     $1,250      $   72
    Pollution control revenue bonds..................        148         148
    Other............................................          2           2
                                                          ------      ------
                                                          $1,400      $  222
                                                          ======      ======

      See Note 3 and 4 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, and capitalization.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Energy and other US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $7 million and $9 million for the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to TXU Energy and are reported in SG&A expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $626 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $1.3 billion face amount of TXU Energy trade accounts receivable. Funding under the program increased $197 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 increased $234 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to TXU Energy would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on TXU Energy's balance sheets represent the face amount of the receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Credit Ratings of TXU Corp. and its US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings and certain of its US subsidiaries are presented below:

                              TXU Corp.           US Holdings           Oncor              TXU Energy
                          ------------------  ------------------      --------         -----------------
                          (Senior Unsecured)  (Senior Unsecured)      (Secured)        (Senior Unsecured)
       S&P.........              BBB-                BBB-                BBB                  BBB
       Moody's.....              Ba1                 Baa3                Baa1                 Baa2
       Fitch.......              BBB-                BBB-                BBB+                 BBB

      Moody's currently maintains a negative outlook for TXU Corp. and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch currently maintains a stable outlook for each such entity. S&P currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Energy contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of September 30, 2003, TXU Energy and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Energy contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of TXU Energy, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Energy or its subsidiaries.

Credit Rating Provisions
------------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $130 million at September 30, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $112 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by all three rating agencies. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of September 30, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $230 million.

      TXU Energy is also the obligor on leases aggregating $163 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $24 million.

      Cross Default Provisions
      ------------------------
      Certain financing arrangements of TXU Energy contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement (which is no longer outstanding as of October 1, 2003) and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      A default or similar event under the terms of the TXU Energy preferred membership interests (formerly subordinated notes) that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $122 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      TXU Energy and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables.

COMMITMENTS AND CONTINGENCIES

      Consistent with industry practices, TXU Energy has decided to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003, and delivery is scheduled for late 2006. Estimated project capital requirements, including purchase and installation, are $175 million to $225 million. Cash outflows are expected to occur in 2004 through 2007, with the significant majority after 2004.

      See Note 5 to Financial Statements for a discussion of contingencies.

 REGULATION AND RATES

      In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. intends to cooperate with the CFTC, and the Company is preparing to respond to such information request. While TXU Corp. is just beginning to compile the data requested, TXU Corp. believes that TXU Portfolio Management Company LP has properly reported such information to industry publications.

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, credit (reduction) applied to delivery fees billed to REPs (including TXU Energy) applied over a two-year period ending December 31, 2003. The $350 million credit has been funded by TXU Energy through payments on a note payable to Oncor. The actual amount of this credit is now expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. As a result, TXU Energy's earnings for the year 2003 are expected to be reduced by approximately $19 million ($12 million after-tax), reflected as an increase in TXU Energy's cost of energy sold and delivery fees. This effect is net of TXU Energy's portion of the additional credit.

      Regulatory Asset Securitization -- In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and related transaction costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, which was completed in August of 2003, followed by a second issuance of the remainder expected in the first quarter of 2004. The Settlement resolves all issues related to regulatory assets and liabilities. On August 28, 2003, Oncor began billing REPs a transition charge associated with the issuance of $500 million in securitization bonds. The transition charge is designed to recover the securitization bond principal and interest, as well as related transaction costs. A total of $8 million of such transition charge revenues are reflected in Oncor's revenues for the three months ended September 30, 2003. Increased revenues on an annualized basis associated with this transition charge are estimated to be $54 million.

      Retail Clawback Credit -- This provision of the 1999 Restructuring Legislation and the Settlement Plan provides for a reduction in delivery fees charged to REPs if certain thresholds are not achieved in the competitive markets. Oncor will provide the credit to REPs, but TXU Energy will fund the credit. If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination is to be made separately for the residential and small commercial classes. The credit will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 1, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represented the best estimate of the amount to be funded to Oncor over the two-year period.

      For purposes of these reports, the Commission rules adjust the total historical load to remove load for those individual small commercial customers who now use more than 1,000 kilowatts, and for those customers in which the aggregate use of all their affiliates under common control is more than 1,000 kilowatts and have contracted with Oncor's affiliated REP, TXU Energy. The calculations do not take into account the small commercial load that TXU Energy has gained outside of the Oncor service territory. Also the report filed by Oncor does not address the residential category where a significantly smaller percentage of the load is served by REPs other than TXU Energy.

      On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. Although the Commission is required by law and its own rules to review and approve or reject Oncor's petition within 30 days after filing, on October 28, 2003, it referred this case to the State Office of Administrative Hearings. When the Commission determines that Oncor has met the 40% threshold target, TXU Energy will be able to offer additional pricing alternatives to this class of customer. During the third quarter of 2003, TXU Energy reduced its retail clawback accrual by $19 million, principally as a result of the expectation that the 40% threshold had been met.

      Price-to-Beat Rates - The 1999 Restructuring Legislation provides that an affiliated REP may request that the Commission adjust its price-to-beat fuel factor not more than twice a year if the affiliated REP demonstrates that the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. The Commission's rules further provide that an affiliated REP may request that the Commission adjust the price-to-beat fuel factor upward or downward. Neither the law nor the Commission's rules give the Commission or any other entity the right to file a petition seeking to require an affiliated REP to increase or decrease its price-to-beat fuel factor.

      Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate.

      -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's Order were filed by three parties and are currently pending in the Travis County, Texas District Court.

      -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. The change raised the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. This rate change increases TXU Energy's revenues by approximately $180 million ($65 million for the remainder of 2003) on an annualized basis. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      Wholesale market design - On August 7, 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
       o to use a stakeholder process to develop a new wholesale market model;
       o to operate a voluntary day-ahead energy market;
       o to use a stakeholder process to develop a new wholesale market model;
       o to directly assign all congestion rents to the resources that caused the congestion;
       o to use nodal energy prices for resources;
       o to provide information for energy trading hubs by aggregating nodes;
       o to use zonal prices for loads; and
       o to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. TXU Energy is unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

     Summary -- Although TXU Energy cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Energy's operations, financial results and financial condition, and could cause TXU Energy's actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

      ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Because of new processes and systems associated with the opening of the market to competition, which continue to be improved, there have been delays in finalizing these settlements. As a result, TXU Energy is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

      TXU Energy's businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Energy will need to adapt to these changes and may face increasing competitive pressure.

      TXU Energy's businesses are subject to changes in laws (including the Federal Power Act, as amended, the Texas Public Utility Regulatory Act, as amended, the Atomic Energy Act, as amended, and Public Utility Regulatory Policies Act of 1978, as amended) and changing governmental policy and regulatory actions (including those of the Commission, Federal Energy Regulatory Commission, and NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, decommissioning costs, and present or prospective wholesale and retail competition.

      Existing laws and regulations governing the market structure in Texas, including the provisions of the 1999 Restructuring Legislation, could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      TXU Energy is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Energy markets and trades power, including power from its own production facilities, as part of its wholesale energy sales business and portfolio management operation. TXU Energy's results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

      Some of the fuel for TXU Energy's power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Energy can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, TXU Energy markets and trades natural gas and other energy related commodities, and volatility in these markets may affect TXU Energy's costs incurred in meeting its obligations.

      Volatility in market prices for fuel and electricity may result from:

      o  severe or unexpected weather conditions,
      o  seasonality,
      o  changes in electricity usage,
      o  illiquidity in the wholesale power or other markets,
      o transmission or transportation constraints, inoperability or inefficiencies,
      o  availability of competitively priced alternative energy sources,
      o  changes in supply and demand for energy commodities,
      o  changes in power production capacity,
      o outages at TXU Energy's power production facilities or those of its competitors,
      o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
      o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
      o federal, state, local and foreign energy, environmental and other regulation and legislation.

      All but one of TXU Energy's facilities for power production in the US are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy's base-load plant is dependent in significant part upon the price of gas. TXU Energy cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy's power production assets and the size of its position relative to market liquidity.

      To manage its financial exposure related to commodity price fluctuations, TXU Energy routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Energy routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over the counter markets or on exchanges. However, TXU Energy cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent TXU Energy has unhedged positions, fluctuating commodity prices can impact TXU Energy's results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for TXU Energy's hedging and portfolio management activities, see Notes 2 and 9 to Financial Statements in the 2002 Form 8-K.

      Although TXU Energy devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always work as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, TXU Energy cannot predict with precision the impact that its risk management decisions may have on its businesses, results of operations or financial position.

      In connection with TXU Energy's portfolio management activities, TXU Energy has guaranteed or indemnified the performance of a portion of the obligations of its portfolio management subsidiaries. Some of these guarantees and indemnities are for fixed amounts, others have a fixed maximum amount and others do not specify a maximum amount. The obligations underlying certain of these guarantees and indemnities are recorded on TXU Energy's consolidated balance sheet as both current and noncurrent commodity contract liabilities. These obligations make up a significant portion of these line items. TXU Energy might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time.

      TXU Energy's portfolio management activities are exposed to the risk that counterparties which owe TXU Energy money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Energy might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Energy might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

      The current credit ratings for TXU Energy's and its subsidiaries' long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Energy's and/or its subsidiaries' long-term ratings, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade was below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

      Most of TXU Energy's large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Energy's subsidiaries' ratings were to decline to below investment grade, costs to operate the power and gas businesses would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Energy's subsidiaries.

      In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q and in the 2002 Form 8-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Energy's facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Energy's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Energy could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Energy's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      Current plans to meet cost reduction targets assume that TXU Energy will be able to lower bad debt expense, the achievement of which could be affected by factors outside of TXU Energy's control, including weather, changes in regulations, and economic and market conditions.

      The ownership and operation of nuclear facilities, including TXU Energy's ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

      o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

      o Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

      o Nuclear Accident Risk - Although the safety record of Comanche Peak and nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy's resources, including insurance coverage.

      TXU Energy will be required to make payments (retail clawback) to Oncor beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Oncor's historical service territory is committed to be served by REPs other than TXU Energy. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that TXU Energy serves on January 1, 2004, in its historical service territory less the number of retail electric customers TXU Energy serves in other areas of Texas. As of September 30, 2003, TXU Energy had approximately 2.4 million residential and small commercial customers in Oncor's historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territory, TXU Energy recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

      On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. Although the Commission is required by law and its own rules to review and approve or reject Oncor's petition within 30 days after filing, on October 28, 2003, it referred this case to the State Office of Administrative Hearings. During the third quarter of 2003, TXU Energy reduced its retail clawback accrual by $19 million, principally as a result of the expectation that the 40% threshold had been met.

      TXU Energy is subject to extensive environmental regulation by governmental authorities. In operating its facilities, TXU Energy is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits. TXU Energy may incur significant additional costs to comply with these requirements. If TXU Energy fails to comply with these requirements, it could be subject to civil or criminal liability and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to TXU Energy or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.

      TXU Energy may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Energy fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Energy's older facilities it may be uneconomical for TXU Energy to install the necessary equipment, which may cause TXU Energy to shut down those facilities.

      In addition, TXU Energy may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, TXU Energy may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to TXU Energy.

      On January 1, 2002, most retail customers in Texas of investor-owned utilities, and those of any municipal utility and electric cooperative that opted to participate in the competitive marketplace, became able to choose their REP. On January 1, 2002, TXU Energy began to provide retail electric services to all customers who did not take action to select another REP.

      TXU Energy will not be permitted to offer electricity to residential and small commercial customers in its historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by each respective class of customers in that area is committed to be served by REPs other than TXU Energy. Because TXU Energy will not be able to compete for residential and small commercial customers on the basis of price in its historical service territory, TXU Energy could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Energy's cost to produce power, TXU Energy would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities. On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. When the Commission concurs, through approval, that Oncor has met the 40% threshold target, TXU Energy will be able to offer additional pricing alternatives to this class of customer.

      Other REPs are allowed to offer electricity to TXU Energy's residential and small commercial customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. The higher the amount of headroom for competitive REPs, the more incentive those REPs should have to provide retail electric services in a given market.

      TXU Energy provides commodity and value-added energy management services to the large commercial and industrial customers who did not take action to select another REP beginning on January 1, 2002. TXU Energy or any other REP can offer to provide services to these customers at any negotiated price. TXU Energy believes that this market will be very competitive; consequently, a significant number of these customers may choose to be served by another REP, and any of these customers that select TXU Energy to be its provider may subsequently decide to switch to another provider.

      An affiliated REP is obligated to offer the price-to-beat rate to requesting residential and small commercial customers in the historical service territory of its incumbent utility through January 1, 2007. The initial price-to-beat rates for the affiliated REPs, including TXU Energy's, were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP is 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      The results of TXU Energy's retail electric operations in its historical service territory will be largely dependent upon the amount of headroom available to TXU Energy and the competitive REPs in TXU Energy's price-to-beat rate. Since headroom is dependent, in part, on power purchase costs, TXU Energy does not know nor can it estimate the amount of headroom that it or other REPs will have in TXU Energy's price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets. Headroom may be a positive or negative number. If the amount of headroom in its price-to-beat rate is a negative number, TXU Energy will be selling power to its price-to-beat rate customers in its historical service territory at prices below its costs of purchasing and delivering power to those customers. If the amount of positive headroom for competitive REPs in its price-to-beat rate is large, TXU Energy may lose customers to competitive REPs.

      Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice per year for an increase or decrease in the fuel factor component of their price-to-beat rates. REPs may request an increase if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the previous price-to-beat fuel factor rate.

     -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's Order were filed by three parties and are currently pending in the Travis County, Texas District Court.

     -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. The change raised the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. This rate change increases TXU Energy's revenues by approximately $180 million ($65 million for the remainder of 2003) on an annualized basis. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      There is no assurance that TXU Energy's price-to-beat rate will not result in negative headroom in the future, or that future adjustments to its price-to-beat rate will be adequate to cover future increases in its costs to purchase power to serve its price-to-beat rate customers.

      In most retail electric markets outside its historical service territory, TXU Energy's principal competitor may be the local incumbent utility company or its retail affiliate. The incumbent utilities have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Energy may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Energy in both local and national markets, and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Energy. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Energy. to enter these markets.

      TXU Energy depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy's ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Energy expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy's customers could negatively impact the satisfaction of its customers with its service.

      Additionally, in certain parts of Texas, TXU Energy is dependent on unaffiliated T&D utilities for the reading of its customers' energy meters. TXU Energy is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to confirm the accuracy of the information.

      TXU Energy offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. To the extent that the prices TXU Energy charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, differ from TXU Energy's underlying cost to obtain the commodities or services, its results of operations would be adversely affected. TXU Energy will encounter similar risks in selling bundled services that include non-energy-related services, such as telecommunications, facilities management, and the like. In some cases, TXU Energy has little, if any, prior experience in selling these non-energy-related services.

      Under the Commission's rules, as an affiliated REP, TXU Energy may have to temporarily provide electric service to some customers that are unable to pay their electric bills. If the numbers of such customers are significant and TXU Energy is delayed in terminating electric service to those customers, its results of operations may be adversely affected.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. TXU Energy is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Energy's. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the regional markets where TXU Energy has facilities will likely increase the competitiveness of the wholesale power market in that region. In addition, the market value of TXU Energy's power production and/or energy transportation facilities may be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Energy's facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

      TXU Energy is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of TXU Energy's consolidated assets are held by these subsidiaries. Accordingly, TXU Energy's cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to TXU Energy in the form of distributions, loans or advances, and repayment of loans or advances from TXU Energy. The subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Energy with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

      Because TXU Energy is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, TXU Energy's rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred stock. To the extent that TXU Energy may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by TXU Energy.

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Energy's ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Energy relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Energy's access to the financial markets could be adversely impacted by various factors, such as:

     o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
     o   inability to access commercial paper markets;
     o a deterioration of TXU Energy's credit or a reduction in TXU Energy's credit ratings or the credit ratings of its subsidiaries;
     o extreme volatility in TXU Energy's markets that increases margin or credit requirements;
     o   a material breakdown in TXU Energy's risk management procedures;
     o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
     o the occurrence of material adverse changes in TXU Energy's businesses that restrict TXU Energy's ability to access its liquidity facilities.

      A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Energy's credit worthiness by counterparties and rating agencies. Further, concerns on the part of counterparties regarding TXU Energy's liquidity and credit could limit its portfolio management activities.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Energy believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Energy's financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Energy cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      TXU Energy is an indirect, wholly-owned subsidiary of TXU Corp. and a direct, wholly-owned subsidiary of US Holdings. TXU Corp. and US Holdings are not obligated to provide any loans, further equity contributions or other funding to TXU Energy or any of its subsidiaries. TXU Energy must compete with all of TXU Corp.'s and US Holdings' other subsidiaries for capital and other resources.

      As a member of this corporate group, TXU Energy operates within policies, including dividend and affiliate lending policies, established by TXU Corp. These policies may influence the operations and cash reserves of TXU Energy in a manner that is unfavorable to creditors of TXU Energy.

     In addition, TXU Corp. is unable to predict whether its decision to exit all of its operations in Europe might result in lawsuits by the creditors of or other associated with TXU Europe. If any such lawsuit were filed and resulted in a substantial monetary judgment against TXU Corp. or were settled on unfavorable terms, TXU Corp.'s financial results could be adversely affected.

     Since TXU Corp. is a holding company, any substantial costs relating to these matters would likely be funded in whole or in part using cash generated by its subsidiaries, including TXU Energy. The reallocation of TXU Energy's capital to fund such costs could have an adverse impact on TXU Energy's business and financial condition.


      The issues and associated risks and uncertainties described above are not the only ones TXU Energy may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Energy contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Energy believes that in making any such statements, its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 5. Other Events and Regulation FD Disclosure included in the 2002 Form 8-K, that could cause the actual results of TXU Energy to differ materially from those projected in such forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Energy undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Energy to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in the 2002 Form 8-K and is therefore not presented herein.

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market (MtM) Accounting -- This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.

                                                            September 30,     December 31,
                                                                 2003            2002
                                                                 ----            ----

       Period-end MtM VaR.....................................   $   25         $23

       Average Month-end MtM VaR (year-to-date)...............   $   29         $38

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned assets, estimates of retail load and all contractual positions (the portfolio assets). The Portfolio VaR for TXU Energy is modeled for a duration of ten years based on the nature of its particular market. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.


                                                              September 30,  December 31,
                                                                  2003          2002
                                                                  ----          ----
       Period-end Portfolio VaR...............................     $176         $144

       Average Month-end Portfolio VaR (year-to-date) (a)....      $181          N/A

(a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy changes in market conditions on earnings and cash flow of TXU Energy.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss in expected earnings due to changes in market conditions. EaR metrics include the owned assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                                                 September 30,  December 31,
                                                                     2003          2002
                                                                     ----          ----
       EaR ...................................................       $ 24        $  28

       CFaR ..................................................       $ 88         $178

INTEREST RATE RISK

      See Note 3 to Financial Statements for discussion of the issuances of new fixed rate debt and retirements of fixed rate debt since December 31, 2002 and new interest rate swaps.

CREDIT RISK

      Gross Receivables - Credit Exposure -- TXU Energy's gross exposure to credit risk as of September 30, 2003 was $2.0 billion, representing trade accounts receivable, commodity contract assets and derivative assets (net of allowance of uncollectible accounts receivable of $74 million).

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small commercial customers. The risk of material loss from non-performance from these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

      Most of the remaining trade accounts receivable are with large commercial and industrial customers. TXU Energy's wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      Concentration of Credit Risk -- The following table presents the distribution of credit exposure as of September 30, 2003, for commodity contract assets, and derivative assets and trade accounts receivable from large commercial and industrial customers, by investment grade and noninvestment grade, credit quality and maturity.

                                                                             Exposure by Maturity
                                                                 -------------------------------------------
                              Exposure
                               before                                                     Greater
                               Credit       Credit        Net     2 years or   Between     than 5
                             Collateral   Collateral   Exposure      less     2-5 years     years      Total
                             ----------  -----------   --------   ----------  ---------   --------     -----
Investment grade                $ 630        $  24        $ 606       $ 480        $ 59       $ 67      $ 606
Noninvestment grade               323           95          228         184          21         23        228
                                -----        -----        -----       -----        ----       ----      -----
                                $ 953        $ 119        $ 834       $ 664        $ 80       $ 90      $ 834
       Totals                   =====        =====        =====       =====        ====       ====      =====

Investment grade                   66%          20%          73%
Noninvestment grade                34%          80%          27%

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of September 30, 2003, is $953 million net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy (cash, letters of credit and other security interests), the net credit exposure is $834 million. Of this amount, approximately 73% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Energy's internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      TXU Energy had no exposure to any one customer or counterparty greater than 10% of the net exposure of $834 million at September 30, 2003. Additionally, approximately 80% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

      During the third quarter of 2003, and in conjunction with implementation of a new credit risk management system, TXU Energy implemented a change in the method of calculating credit exposure for internal management analysis and monitoring purposes. The change in methodology now recognizes prompt (next) month credit exposure on a mark-to-market basis rather than the previous method using full notional value for credit exposure calculation. Had this methodology not been used in the third quarter of 2003, the "exposure before credit collateral" as measured in the table above, would have been approximately 12.8% greater. There was no impact on actual reported results of operations or financial position as a result of this change in methodology.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of TXU Energy's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, TXU Energy's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Energy's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Energy's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. On September 12, 2003, the TXU defendants filed a motion to dismiss the lawsuit, which is set for hearing on January 23, 2004. TXU Energy believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Energy believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. TXU Energy is unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Energy believes that the plaintiff lacks standing to assert any antitrust claims against TXU Energy or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Energy believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Energy is unable to estimate any possible loss or predict the outcome of this action.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits provided as part of Part II are:

                  31(a)    Section 302 Certification of Chief Executive Officer.

                  31(b)    Section 302 Certification of Chief Financial Officer.

                  32(a)*   Section 906 Certification of Chief Executive Officer.

                  32(b)*   Section 906 Certification of Chief Financial Officer.

                  * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of
                           Section 18 of the Securities Act of 1934.

(b) Reports on Form 8-K filed since June 30, 2003 by US Holdings on behalf of TXU Energy:

          Date of Report           Item Reported
          --------------           -------------

          July 25, 2003            Item 5. Other Events and Regulation
                                           FD Disclosure.
                                   Item 7. Exhibits.

          July 31, 2003            Item 5. Other Events and Regulation
                                           FD Disclosure.

          August 13, 2003          Item 5. Other Events and Regulation
                                           FD Disclosure.

          August 27, 2003          Item 5. Other Events and Regulation
                                           FD Disclosure.

          September 16, 2003       Item 5. Other Events and Regulation
                                           FD Disclosure.
                                   Item 7. Financial Statements and Exhibits

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   TXU ENERGY COMPANY LLC



                                  By        /s/ David H. Anderson
                                    ------------------------------------
                                           David H. Anderson
                                           Vice President and
                                           Principal Accounting Officer






Date: November 12, 2003