Form 10-K
period 2003-12-31
TXU ENERGY CO LLC
filed 2004-03-18
CIK 1263050

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  -------------------------------------------


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the Fiscal Year Ended December 31, 2003

                                -- OR--
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        Commission File Number 333-108876


                             TXU Energy Company LLC
             (Exact Name of Registrant as Specified in its Charter)


A Delaware Limited Liability Company                       75-2967817
      (State of Incorporation)                         (I.R.S. Employer
                                                      Identification No.)

1601 Bryan Street Dallas, TX 75201-3411                  (214) 812-4600
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
(Zip Code)
                   -------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:  None
                    -----------------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Securities Exchange Act). Yes    No  X
                                                               --    --

Aggregate market value of TXU Energy Company LLC common membership interests held by non-affiliates: None

TXU Corp. indirectly owns all the common members' interests of TXU Energy Company LLC.

TXU Energy Company LLC meets the conditions set forth in General Instructions
(I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

                   -------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None

==============================================================================


                                TABLE OF CONTENTS
                                                                                                                Page
                                                                                                                ----
Glossary............................................................................................             ii
                                                 PART I

Items 1. and  2. BUSINESS and PROPERTIES............................................................               1
         TXU ENERGY COMPANY LLC AND SUBSIDIARIES....................................................               1
         TEXAS ELECTRIC INDUSTRY RESTRUCTURING......................................................               1
         DESCRIPTION OF OPERATIONS..................................................................               3
         ENVIRONMENTAL MATTERS......................................................................               7

Item 3.  LEGAL PROCEEDINGS..........................................................................               9

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................              10

                                                 PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS........................................................................              11

Item 6.  SELECTED FINANCIAL DATA....................................................................              11

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS......................................................................              11

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................              11

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................              11

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...................................................................              11

Item 9A. CONTROLS AND PROCEDURES....................................................................              11

                                                PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................              12

Item 11. EXECUTIVE COMPENSATION.....................................................................              12

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................              12

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................              12

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.....................................................              12

                                                 PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................              14

APPENDIX A - Financial Information of TXU Energy Company LLC

APPENDIX B - Exhibits to 2003 Form 10-K

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Energy Company LLC are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Energy Company LLC will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to provide
                                      for competition

2002 Form 8-K.........................US Holdings' Current Report on Form 8-K
                                      filed on February 26, 2003 for TXU Energy with respect to its financial information for the year ended December 31, 2002, and Form 8-K filed September 16, 2003 to reflect the impact of adopting SFAS 145 on the financial information reported in the Form 8-K filed on February 26, 2003

2002 Form 10-K........................US Holdings' Annual Report on Form 10-K
                                      for the year ended December 31, 2002

2003 Form 10-K........................TXU Energy's Annual Report on Form 10-K
                                      for the year ended December 31, 2003

APB Opinion 30........................Accounting Principles Board Opinion No.
                                      30, "Reporting the Results of Operations -
                                      Reporting the Effects of Disposal of a
                                      Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"

Bcf...................................billion cubic feet

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

EITF 03-11............................EITF Issue No. 03-11, "Reporting Realized
                                      Gains and Losses on Derivative Instruments
                                      That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF No. 02-3"

EPA...................................Environmental Protection Agency

ERCOT.................................Electric Reliability Council of Texas, the
                                      Independent System Operator and the
                                      regional reliability coordinator of the
                                      various electricity systems within Texas

ERISA.................................Employee Retirement Income Security Act

FASB..................................Financial Accounting Standards Board, the
                                      designated organization in the private
                                      sector for establishing standards for
                                      financial accounting and reporting

FERC..................................Federal Energy Regulatory Commission

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

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

historical service territory..........US Holdings historical service territory, largely in north Texas, at the time of
                                      entering competition on January 1, 2002

IRS...................................Internal Revenue Service

kv....................................kilovolt

Moody's...............................Moody's Investors Services, Inc.

MW....................................megawatts

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................refers to Oncor Electric Delivery Company, a subsidiary of US Holdings, and/or its
                                      consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context

POLR..................................provider of last resort of electricity to certain customers under the Commission
                                      rules interpreting the 1999 Restructuring
                                      Legislation

Price-to-beat rate....................residential and small business customer electricity rates established by the
                                      Commission in the restructuring of the
                                      Texas market that are required to be
                                      charged in a REP's historical service
                                      territories until January 1, 2005 or when
                                      40% of the electricity consumed by such
                                      customer classes is supplied by competing
                                      REPs, adjusted periodically for changes
                                      in fuel costs, and required to be
                                      available to those customers until
                                      January 1, 2007

REP...................................retail electric provider

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Sarbanes-Oxley........................Sarbanes - Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

Settlement Plan.......................regulatory settlement plan that received final approval by the Commission in
                                      January 2003

SFAS..................................Statement of Financial Accounting
                                      Standards issued by the FASB

SFAS 4................................SFAS No. 4, "Reporting Gains and Losses
                                      from Extinguishment of Debt"

SFAS 34...............................SFAS No. 34, "Capitalization of Interest
                                      Cost"

SFAS 71...............................SFAS No. 71, "Accounting for the Effect
                                      of Certain Types of Regulation"

SFAS 87...............................SFAS No. 87, "Employers' Accounting for
                                      Pensions"

SFAS 101..............................SFAS No. 101, "Regulated Enterprises -
                                      Accounting for the Discontinuance of the Application of FASB Statement No. 71"

SFAS 106..............................SFAS  No. 106, "Employers' Accounting for
                                      Postretirement Benefits Other Than
                                      Pensions"

SFAS 109..............................SFAS No. 109, "Accounting for Income
                                      Taxes"

SFAS 121..............................SFAS No. 121, "Accounting for the
                                      Impairment of Long-Lived Assets and for
                                      Long-Lived Assets to be Disposed Of"

SFAS 132..............................SFAS No. 132, "Employers' Disclosures
                                      about Pensions and Postretirement
                                      Benefits"

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

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 144..............................SFAS No. 144, "Accounting for the
                                      Impairment or Disposal of Long-Lived
                                      Assets"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement
                                      133 on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

SG&A..................................selling, general and administrative

SOP 98-1..............................American Institute of Certified Public
                                      Accountants Statement of Position 98-1,
                                      "Accounting for the Cost of Computer
                                      Software Developed or Obtained for
                                      Internal Use"

TCEQ..................................Texas Commission on Environmental Quality

TXU Business Services.................TXU Business Services Company, a
                                      subsidiary of TXU Corp.

TXU Corp..............................refers to TXU Corp. and/or its consolidated subsidiaries, depending on
                                      context

TXU Energy............................TXU Energy Company LLC, a subsidiary of
                                      US Holdings, and refers to TXU Energy
                                      and/or its consolidated subsidiaries,
                                      depending on context

TXU Fuel..............................TXU Fuel Company, a subsidiary of
                                      TXU Energy

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining............................TXU Mining Company LP, a subsidiary of
                                      TXU Energy

TXU Portfolio Management..............TXU Portfolio Management Company LP, a
                                      subsidiary of TXU Energy

TXU SESCO.............................TXU SESCO Company, a subsidiary of TXU
                                      Energy, which serves as a REP in ten
                                      counties in the eastern and central parts of Texas

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of TXU Corp.

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                     TXU ENERGY COMPANY LLC AND SUBSIDIARIES
                     ---------------------------------------

      TXU Energy is engaged in power production (electricity generation) and retail and wholesale sales of electricity and natural gas, primarily in the state of Texas. TXU Energy engages in hedging and risk management activities to mitigate commodity price risk.

      TXU Energy's operations are conducted principally through the following subsidiaries: TXU Generation Holdings Company LLC; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; TXU Fuel Company; and two coal mining subsidiaries.

      TXU Energy is managed as a single, integrated business; consequently, there are no reportable business segments. At December 31, 2003, TXU Energy had 5,939 full-time employees, including 1,874 in a collective bargaining unit.

                      TEXAS ELECTRIC INDUSTRY RESTRUCTURING
                      -------------------------------------

RESTRUCTURING LEGISLATION

      The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its US businesses as of January 1, 2002 resulting in two new business operations:

      o Oncor - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

      o TXU Energy - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales and hedging/risk management activities.

      The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      The operating assets of Oncor and TXU Energy are located principally in the north-central, eastern and western parts of Texas.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final and non-appealable approval by the Commission in January 2003. See Note 14 for further discussion.

      In addition, as of January 1, 2002, certain other businesses within the TXU Corp. system were transferred to TXU Energy, including TXU Gas' hedging and risk management business and its unregulated retail commercial/industrial (business) gas supply operation, as well as the fuel transportation and coal mining subsidiaries that primarily service the generation operations.

      Effective January 1, 2002, REPs affiliated with electricity delivery utilities are required to charge residential and small business customers located in their historical service territories "price-to-beat" rates established by the Commission. TXU Energy, as a REP affiliated with an electricity delivery utility, could not charge prices to customers in either of those classes in the historical service territory that are different from the price-to-beat rate, adjusted for fuel factor changes, until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. Twice a year, affiliated REPs may request that the Commission adjust the fuel factor component of the price-to-beat rate based on changes in the market price of natural gas.

      In December 2003, the Commission found that TXU Energy had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in the historical service territory.

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

      -- In January 2003, TXU Energy filed a request with the Commission under the prior rules to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. As a result, average monthly residential bills rose approximately 4%. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with nuclear power plant decommissioning obligations continue to be recovered by Oncor as an electricity delivery charge over the life of the plant.

REGULATORY SETTLEMENT PLAN

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final in January 2003.

      The major elements of the Settlement Plan are:

      Excess Mitigation Credit -- Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery fees charged to all REPs, including TXU Energy. The credit was funded by TXU Energy.

      Regulatory Asset Securitization -- US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003 and is expected to issue approximately $790 million in the first half of 2004. The principal and interest on the bonds is recoverable through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

      Retail Clawback Credit -- A retail clawback credit related to residential customers was implemented in January 2004. The amount of the credit is equal to the number of residential customers retained by TXU Energy in the historical service territory on January 1, 2004, less the number of new residential customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The estimated credit of $173 million will be applied to delivery fees charged by Oncor to all REPs, including TXU Energy, over a two-year period. TXU Energy funds the credit provided by Oncor. As the amount of the credit will be based on numbers of customers over the related two-year period, the liability is subject to future adjustments.

      Stranded Costs and Fuel Cost Recovery -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

PROVIDER OF LAST RESORT

      Through 2002, TXU Energy was the POLR for residential and small business customers in those areas of ERCOT where customer choice was available outside the historical service territory and was the POLR for large business customers in the historical service territory. Under new POLR rules effective in September 2002, instead of being transferred to the POLR, non-paying residential and small business customers served by affiliated REPs are subject to disconnection. Non-paying residential and small business customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large business customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission is expected to decide whether all REPs should be permitted to disconnect non-paying customers.

      Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy did not bid to be the POLR, but was designated POLR through lottery for residential and small business customers in certain West Texas service areas and for small business customers in the Houston service area.

                            DESCRIPTION OF OPERATIONS
                            -------------------------

      TXU Energy serves 2.6 million retail electric customers, of which 2.4 million are in the historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The historical service territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state. TXU Energy also provides retail electric service in other areas of ERCOT now open to competition, including the Houston and Corpus Christi areas.

      Texas is one of the fastest growing states in the nation and is considered by many to be one of the more successful deregulated energy markets in the U.S. As a result, competition is expected to continue to increase.

POWER PRODUCTION

      TXU Energy's power generating facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly in the North Texas market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost nuclear powered and lignite/coal-fired (base load) generation is available to supply the power demands of its retail customers and other competitive REPs.

      The power fleet in Texas consists of 22 owned or leased plants with generating capacity fueled as follows: 2,300 MW nuclear; 5,837 MW coal/lignite; and 10,881 MW gas/oil. TXU Energy supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The power generating plants and other important properties of TXU Energy are located primarily on land owned in fee simple. TXU Energy has sold and may from time to time sell generation assets to reduce its position in the Texas market and provide funds for other investments or to reduce debt.

      TXU Energy is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy currently purchases energy from over 579 MW of wind projects located in West Texas. TXU Energy expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

      Nuclear-Powered Production Assets -- TXU Energy owns and operates two nuclear-fueled electricity generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

      TXU Energy has on hand, or has contracted for, enrichment services through mid-2006 and fabrication services through 2011 for its nuclear units. TXU Energy is finalizing supply contracts for the purchase of uranium and conversion to meet its needs through mid-2006 and does not anticipate any problems in completing the contracts. TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

      TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

      Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from Oncor's customers through a delivery charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing.

      The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Energy expects to file a license extension request in accordance with timing and other provisions established by the NRC. (See Note 1 to Financial Statements under Property, Plant and Equipment, for a discussion of the change in depreciable lives for accounting purposes).

      Lignite/Coal -Fired Production Assets -- Lignite is used as the primary fuel for two units at the Big Brown generating plant, three units at the Monticello generating plant, three units at the Martin Lake generating plant, and one unit at the Sandow generating plant, having an aggregate capacity of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee simple or has under lease proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants. TXU Energy utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 75% of the fuel used at TXU Energy's lignite plants in 2003 was supplied from owned or leased lignite.

      TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Energy's generating plants by railcar. Approximately 25% of the fuel used at TXU Energy's lignite plants in 2003 was supplied from western coal under these contracts. Based on its current usage, which includes the use of western coal to supplement its lignite reserves, TXU Energy believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future.

      Gas/Oil-Fired Production Assets -- TXU Energy has eighteen gas/oil-fueled plants, including a plant located in Pedricktown, New Jersey, with an aggregate capacity of 11,003 MW. A significant portion of the gas/oil generating plants have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2003 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 15 of the principally gas-fueled generating plants. At January 1, 2004, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately one million barrels of oil in inventory.

      Capacity Auction -- To encourage competition in the ERCOT region, each power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by non-affiliated REPs. The October 2002 auction offered one-year and monthly entitlements for 2003 only. Not all of the entitlements offered in the October auction were sold; however, TXU Energy did re-offer these unsold entitlements in subsequent auctions held in November 2002 and throughout 2003. In 2003, TXU Energy held capacity auctions in March, July and August for 2003 capacity, and in September and November for 2004 capacity. TXU Energy met its capacity auction obligations for 2003. The next auctions for the remaining 2004 capacity obligations are scheduled for March and July 2004.

NATURAL GAS OPERATIONS

      TXU Energy's natural gas operations in Texas include pipelines, storage facilities, well-head production contracts, transportation agreements and storage leases. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to large business customers. Transportation services are provided to TXU Energy's generation operations and third parties. Because of the correlation of natural gas and power prices, TXU Energy's natural gas operations provide opportunities to hedge its margins on power sales.

      TXU Energy owns and operates an intrastate natural gas pipeline system with approximately 1,900 miles of pipeline facilities which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities were originally built solely to serve US Holdings' generating plants. In keeping with deregulation principles, this network now offers transportation service to third parties at competitive prices.

      TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 Bcf. TXU Energy holds a portion of this storage capacity for use during periods of peak demand to meet seasonal and other fluctuations or interruption of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

RETAIL

      Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

      Based on the latest data provided by ERCOT (November 2003), approximately 14% of all customers in ERCOT areas open to customer choice had elected to switch providers. At the present time, 53 REPs are certified to compete within the state of Texas.

      TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

      TXU Energy has invested in customer-related infrastructure and uses its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its customer base and to add customers.

PORTFOLIO MANAGEMENT

      Portfolio management refers to risk management and value creation activities undertaken to balance customer demand for energy with the supply of energy in an economically efficient and effective manner. Retail and wholesale demand is generally greater than volumes that can be supplied by TXU Energy's base load production. Portfolio management acts to provide additional supply balancing through TXU Energy's gas/oil-fired generation or purchases of power. The portfolio management operation manages the commodity volume and price risks inherent in TXU Energy's generation and sales operations through supply structuring, pricing and risk management activities. Risk management activities include hedging both future power sales and purchases of fuel supplies for the generation plants. The portfolio management operation also is responsible for the efficient dispatch of power from its generation plants.

      In its risk management activities, TXU Energy enters into physical delivery contracts, financial contracts that are traded on exchanges and "over-the-counter" and bilateral contracts with customers. Physical delivery contracts relate to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas and to a limited extent in select Northeast markets in North America. TXU Energy's risk management activities consist largely of hedging transactions, with speculative trading representing a small fraction of such activity.

      TXU Energy manages its exposure to price risk within established transactional policies and limits. TXU Energy targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Portfolio management revalues TXU Energy's exposures daily using integrated energy systems to capture value and mitigate risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with established TXU Corp. policy requirements. Risk assessment is segregated and operated separately from compliance and enforcement to ensure independence, accountability and integrity of actions. TXU Corp. has a strict disciplinary program to address any violations of its risk management policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

COMPETITIVE STRATEGY

      TXU Energy's strategy is to defend and build its customer base in the competitive Texas market and to accomplish this through the operation of a single, integrated energy business managing a portfolio of assets. Achieving operational excellence, more cost efficient processes and enhanced credibility and reputation are all critical elements for executing on that strategy.

      TXU Energy will continue to focus on sustaining its leading position in the Texas market and being in position to move quickly toward capturing new opportunities outside of Texas as they arise.

      One of TXU Energy's key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatility and increasing cost of natural gas fuel. On the other hand, base load nuclear and lignite/coal plants have lower variable production costs than even new gas-fired plants at current average market gas prices. Another competitive strength for TXU Energy is the diversity of its generation fleet. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/coal and nuclear units, production from TXU Energy's gas/oil units is more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more opportunities for hedging activities and increased market liquidity.

      Retail competition has remained steady in Texas with several large participants broadly extending their marketing across all customer segments and all geographic areas of competition. TXU Energy has successfully executed similar marketing programs while retaining the majority of its incumbent residential customer base.

      TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

      o gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for TXU Energy to benefit from its nuclear and lignite/coal units' fuel cost advantages;

      o peak demand is expected to grow at an average rate of approximately 3% per year;

      o it is a sizeable market with approximately 62 gigawatts (GW) of peak demand and approximately 35 GW of average demand; and

      o  there is no mandatory power pool structure.

      Reserve margins for ERCOT, based upon existing capacity and planned capacity with interconnection agreements, are expected to be 29% in 2004, 25% in 2005, 22% in 2006, 18% in 2007, and 15% in 2008.

      Outside Texas -- Energy industry restructuring, although proceeding well in Texas, has not had similar success in other parts of the U.S. As early as 2000, optimism for national legislation and increased opening of competitive markets began to alter the strategy of many industry participants. The establishment of Regional Transmission Organizations and open access for both wholesale and retail customers were on the horizon. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry's movement toward a more competitive pricing and cost structure.

      Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed restructuring. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding many FERC policies as well as Federal legislation have delayed the opening of new retail markets and decreased the economic viability for merchant generation.

      Customers -- There are no individually significant customers upon which TXU Energy's business or results of operations are highly dependent.

REGULATION AND RATES

       See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

      TXU Energy is exempt from the provisions of the Public Utility Holding Company Act of 1935, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and Section 33 which relates to the acquisition of foreign (non-US) utility companies.

      TXU Energy is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from FERC.

                              ENVIRONMENTAL MATTERS
                              ---------------------

      TXU Energy is subject to extensive environmental regulation by governmental authorities. In operating its facilities, TXU Energy is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits and approvals. If TXU Energy fails to comply with these requirements, it could be subject to civil or criminal liability and fines. Existing environmental laws and regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to TXU Energy or its facilities, including potential regulatory and enforcement developments related to air emissions.

      TXU Energy may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Energy fails to obtain, maintain or comply with the terms of any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Energy's older facilities, including base load lignite and coal plants, it may be uneconomical for TXU Energy to install the necessary compliance equipment, which may cause TXU Energy to shut down those facilities.

      In addition, TXU Energy may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired or developed regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions and sales of assets, TXU Energy may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to TXU Energy.

      Air -- Under the Texas Clean Air Act, the TCEQ has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, generating, mining and gas delivery facilities located within the State of Texas. The New Jersey Department of Environmental Protection has jurisdiction over the emissions from TXU Energy's generation facility in New Jersey. In addition, the new source performance standards of the EPA promulgated under the Federal Clean Air Act, as amended (Clean Air Act), are being implemented by the TCEQ, and are applicable to certain generating units and ancillary equipment. TXU Energy's generation plants and mining equipment operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these acts.

      The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 and NOx, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Energy's generation plants meet the SO2 allowance requirements and NOx emission rates. In addition, the EPA recently proposed new requirements calling for electricity generation facilities in 28 states and the District of Columbia to further reduce emissions of NOx and SO2. TXU Energy will be required to make additional emissions reductions and incur associated costs under this proposal if it is finalized in its current form.

      In January 2004, the EPA issued a proposed rule to regulate mercury emissions from power plants with the expectation that a final rule will be issued by December 2004 with an implementation date in 2008. Two different regulatory approaches are considered in the announcement and the final form of the rule is unknown, It is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

      The EPA has also issued rules for controlling regional haze; the impact of these rules is unknown at this time because the TCEQ has not yet implemented the regional haze requirements.

      The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide recently have been considered at the federal level and it is expected that additional similar proposals will be made in the future. TXU Energy continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the U.S. Department of Energy. TXU Energy is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy. TXU Energy continues to assess the financial and operational risks posed by future regulatory or policy changes pertaining to greenhouse gas emissions and multiple emissions, but because these proposals are in the formative stages, TXU Energy is unable to predict their future impacts on the financial condition and operations of TXU Energy.

      Major air pollution control provisions of the 1999 Restructuring Legislation required a 50% reduction in NOx emissions and a 25% reduction in SO2 emissions from "grandfathered" electric utility generation plants. The first compliance period is for the year beginning May 1, 2003 through April 30, 2004. TXU Energy has obtained all permits required for the "grandfathered" plants by the 1999 Restructuring Legislation and has completed a construction program to install control equipment to achieve the required reductions. TXU Energy fully anticipates that it will be in compliance with the requirements at the end of the first compliance period.

      In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities, other than electric utility generation plants, apply for permits. TXU Energy anticipates that the permits can be obtained for their "grandfathered" facilities without significant effects on the costs of operating these facilities.

      The TCEQ has also adopted revisions to its State Implementation Plan (SIP) rules that require an 89% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance is required by May 1, 2005. TXU Energy has already made significant NOx emissions reductions to achieve the 51% reduction requirements of the 1999 Restructuring Legislation, but anticipates that additional reductions and/or modifications in plant operations will be required to achieve the 89% reductions called for in the SIP rules. Additionally, the TCEQ is expected to propose new SIP rules in 2004 to deal with 1-hour and 8-hour ozone standards. These rules could require further NOx emissions reductions from certain TXU Energy facilities.

      Water -- The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from all domestic facilities. Facilities of TXU Energy are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Energy believes it can satisfy the requirements necessary to obtain any required permits or renewals. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures are being developed by the EPA with publication scheduled for early 2004. TXU Energy is unable to predict at this time the impacts of these regulations.

      Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy possesses all necessary permits for these activities from the TCEQ for its present operations.

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ have issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

      Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998, the TCEQ denied that license application. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available. (See Power Production - Nuclear Production Assets above.)

      Environmental Capital Expenditures -- Capital expenditures for TXU Energy's environmental projects were $27 million in 2003 and are expected to be about $18 million in 2004.

Item 3. LEGAL PROCEEDINGS

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed on February 3, 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. TXU Energy believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Energy believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. TXU Energy is unable to estimate any possible loss or predict the outcome of this action.

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

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case has been transferred to the Beaumont Division of the Eastern District of Texas. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, TXU Energy and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      Not applicable. All of TXU Energy's common membership interests are owned by US Holdings.

Item 6.    SELECTED FINANCIAL DATA

      The information required hereunder for TXU Energy is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required hereunder for TXU Energy is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder for TXU Energy is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder for TXU Energy is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Members Interests and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Energy's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2003. Based on the evaluation performed, TXU Energy's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in TXU Energy's internal controls over financial reporting for its continuing operations that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, TXU Corp.'s internal control over financial reporting.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Item 10 is not presented herein as TXU Energy meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11.   EXECUTIVE COMPENSATION

      Item 11 is not presented herein as TXU Energy meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Item 12 is not presented herein as TXU Energy meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Item 13 is not presented herein as TXU Energy meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

      TXU Energy has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to the engagement of TXU Corp.'s independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require (i) the annual review and pre-approval by the Committee of all anticipated audit and non-audit services; and (ii) the quarterly pre-approval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were pre-approved.

      The policy defines those non-audit services which Deloitte & Touche may also be engaged to provide as follows: (i) audit related services (e.g. due diligence related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax services (e.g. Federal and state tax returns; regulatory rulings preparation; general tax, merger, acquisition and divestiture consultation and planning; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; and the like). The policy prohibits the engagement of Deloitte & Touche to provide: (i) bookkeeping or other services related to the accounting records or financial statements of the Company; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resource functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and
(ix) any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

      Compliance with the Committee's policy relating to the engagement of Deloitte & Touche will be monitored on behalf of the Committee by TXU Corp.'s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

      For the years ended December 31, 2003 and 2002, fees billed to the Company by Deloitte & Touche were as follows:

                                                                                     2003              2002
                                                                                -------------     --------------

Audit Fees. Fees for services necessary to perform the annual audit, review
Securities and Exchange Commission filings, fulfill statutory and other attest
service requirements, provide comfort letters and consents.................      $ 1,248,000        $ 1,299,000


Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting
and reporting standards....................................................          165,000            243,000

Tax Fees. Fees for tax compliance,  tax planning,  and tax advice related to mergers and acquisitions,  divestitures,  and communications  with and
requests for rulings from taxing authorities...............................                0                  0

All  Other  Fees.  Fees  for  services   including  process   improvement
reviews, forensic accounting reviews, litigation and rate case assistance..          102,000            140,000
                                                                                -------------     --------------
Total......................................................................       $1,515,000         $1,682,000
                                                                                =============     ==============


                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                              Page
                                                                                              ----

(a) Documents filed as part of this Report:

        Financial Statements (included in Appendix A to this report):

Selected Financial Data ..............................................................        A- 2
Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................................        A- 3
Statement of Responsibility...........................................................        A-33
Independent Auditors' Report..........................................................        A-34
Statements of Consolidated Income for each of the three years in the
   period ended December 31, 2003.....................................................        A-35
Statements of Consolidated Comprehensive Income for each of the
   three years in the period ended December 31, 2003..................................        A-35
Statements of Consolidated Cash Flows for each of the three years in
   the period ended December 31, 2003.................................................        A-36
Consolidated Balance Sheets, December 31, 2003 and 2002...............................        A-37
Statements of Consolidated Membership Interests for each of the three years in
   the period ended December 31, 2003.................................................        A-38
Notes to Financial Statements.........................................................        A-39

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K filed or furnished since September 30, 2003, are as follows:

    None

(c) Exhibits:

    Included in Appendix B to this report.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Energy Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                TXU ENERGY COMPANY LLC

Date: March 16, 2004
                                          By:      /s/     T. L. BAKER
                                               ------------------------------
                                               (T. L. Baker, President and
                                                     Chief  Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Energy Company LLC and in the capacities and on the date indicated.


 Signature                                                     Title                              Date
 ---------                                                     -----                              ----

 /s/                    T. L. BAKER                        Principal Executive
 --------------------------------------------------------  Officer and Manager               March 16, 2004
       (T. L. Baker, President and Chief Executive)


 /s/                   PAUL O' MALLEY                      Principal Financial Officer       March 16, 2004
 --------------------------------------------------------
     (Paul O'Malley, Senior Vice President - Principal
                   Financial Officer)


 /s/                 DAVID H. ANDERSON                     Principal Accounting Officer      March 16, 2004
 --------------------------------------------------------
            (David H. Anderson, Vice President)


 /s/                  C. JOHN WILDER                       Manager                           March 16, 2004
 --------------------------------------------------------
          (C. John Wilder, Chairman of the Board)


 /s/                   H. DAN FARELL                       Manager                           March 16, 2004
 --------------------------------------------------------
                      (H. Dan Farell)


 /s/                MICHAEL J. MCNALLY                     Manager                           March 16, 2004
 --------------------------------------------------------
                   (Michael J. McNally)


 /s/                     ERLE NYE                          Manager                           March 16, 2004
 --------------------------------------------------------
                       (Erle Nye)


 /s/                ERIC H. PETERSON                       Manager                           March 16, 2004
 --------------------------------------------------------
                   (Eric H. Peterson)


 /s/                 MICHAEL W. RANGER                     Manager                           March 16, 2004
 --------------------------------------------------------
                   (Michael W. Ranger)


           Supplemental Information to be Furnished with Reports Filed
  Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                  Securities Pursuant to Section 12 of the Act



      No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU Energy Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.



                                                                                                Appendix A


TXU ENERGY COMPANY LLC AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2003


                                                                                                    Page

Selected Financial Data ....................................................................         A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......         A-3

Statement of Responsibility.................................................................         A-33

Independent Auditors' Report................................................................         A-34

Financial Statements:

   Statements of Consolidated Income and Comprehensive Income...............................         A-35

   Statements of Consolidated Cash Flows....................................................         A-36

   Consolidated Balance Sheets..............................................................         A-37

   Statements of Consolidated Membership Interests..........................................         A-38

   Notes to Financial Statements............................................................         A-39


                     TXU ENERGY COMPANY LLC AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA



                                                                                 Year Ended December 31,
                                                                     ------------------------------------------
                                                                     2003        2002       2001       2000
                                                                     ----        ----       ----       ----
                                                                       (Millions of Dollars, except ratios)

Total assets -- end of year................................          $14,572     $15,789    $13,905    $14,775

Property, plant and equipment - net -- end of year.........          $10,381     $10,380    $10,530    $10,650
    Capital expenditures...................................            $ 163       $ 284      $ 327      $ 254

Capitalization -- end of year
    Long-term debt, less amounts due currently ............          $ 3,084     $ 2,378    $ 3,454    $ 3,196
    Exchangeable preferred membership interests............              497           -          -          -
    Membership interests...................................            3,999       4,273      4,212      4,121
                                                                     -------     -------    -------    -------
                 Total.....................................          $ 7,580     $ 6,651    $ 7,666    $ 7,317
                                                                     =======     =======    =======    =======

Capitalization ratios -- end of year
    Long-term debt, less amounts due currently.............             40.7%       35.8%      45.1%      43.7%
    Exchangeable preferred membership interests............              6.6           -          -          -
    Membership interests...................................             52.7        64.2       54.9       56.3
                                                                     -------     -------     ------    -------
                 Total.....................................            100.0%      100.0%     100.0%     100.0%
                                                                     =======     =======     ======    =======

Embedded interest cost on long-term debt and exchangeable
  preferred membership interests -- end of year (a)........              7.2%        6.8%       4.5%       5.9%


Operating revenues.........................................          $ 7,995     $ 7,691    $ 7,404    $ 7,392
Income from continuing operations before extraordinary loss
  and cumulative effect of changes in accounting
  principles................................................             493         319        591        581
Net income..................................................             421         270        507        576

Ratio of earnings to fixed charges........................              2.93        2.63       3.96       3.64

(a) Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.

Certain previously reported financial statistics have been reclassified to conform to current classifications.

Prior year amounts have been restated to reflect the retail strategic business as discontinued operations. (See Note 3 to Financial Statements.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Use of the term "TXU Energy", unless otherwise noted, refers to TXU Energy Company LLC, a holding company, and/or its consolidated subsidiaries.

      TXU Energy engages in power production (electricity generation) and retail and wholesale sales of electricity and natural gas. TXU Energy engages in hedging and risk management activities to mitigate commodity price risk.

      TXU Energy has no reportable segments.

Changes in Business
-------------------

      In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. The consolidated financial statements for all years presented reflect the reclassification of the results of this business as discontinued operations. (See Note 3 to Financial Statements for more detailed information about discontinued operations.)

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

MANAGEMENT'S CHALLENGES AND INITIATIVES

Management Change
-----------------

      On February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder is in the process of reviewing the operations of TXU Corp. and formulating strategic initiatives. This review is expected to take up to six months. Upon completion, TXU Corp. expects to fully describe the results of the review and subsequent actions intended to improve the financial performance of its operations.

      Areas to be reviewed include:

        o Performance in competitive markets, including profitability in new markets
        o  Cost structure, including organizational alignments and headcount
        o  Management of natural gas price risk
        o  Non-core business activities

      If any new strategic initiatives are undertaken, TXU Corp.'s financial results could be materially affected.

Competitive Markets
-------------------

      In the Texas market, 2003 was the second full year of competitive activity, and that activity has impacted customer counts and sales volumes. The area representing the historical service territory prior to deregulation, largely in north Texas, consisted of approximately 2.8 million consumers (measured by meter counts) as of year-end of 2003. TXU Energy currently has approximately 2.4 million customers in that territory and has acquired approximately 200,000 customers in other competitive areas in Texas. Total customer counts declined 4% in 2003 and 0.5% in 2002. Retail sales volumes declined 12% in 2003 and 9% in 2002, reflecting competitive activity in the business market segment and to a lesser extent in the residential market. While wholesale sales volumes have increased significantly, gross margins have been compressed by the loss of the higher-margin retail volumes. TXU Energy intends to aggressively compete, in terms of price and customer service, in all segments of the retail market, both within and outside the historical service territory. In particular, TXU Energy anticipates regaining volumes in the large business market, reflecting contracting activity in late 2003. Because of the customer service and marketing costs associated with entering markets outside of the historical service territory, TXU Energy has experienced operating losses in these new markets. TXU Energy expects to be profitable in these markets as the customer base grows and economies of scale are achieved, but uncertainties remain and objectives may not be achieved.

Effect of Natural Gas
---------------------

      Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is met with gas-fired generation plants. Natural gas prices increased significantly in 2003, but historically the price has moved up and down due to the effects of weather, industrial demand, supply availability and other economic factors. Consequently, sales price management and hedging activities are critical in achieving targeted gross margins. TXU Energy continues to have price flexibility in the large business market and effective January 1, 2004, has price flexibility in the small business market including the historical service territory. With respect to residential customers in the historical service territory, TXU Energy is subject to regulated "price-to-beat" rates, but such rates can be adjusted up or down twice a year at TXU Energy's option, subject to approval by the Commission, based on changes in natural gas prices. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that targeted margins can be achieved while remaining competitive with other retailers who have price flexibility. TXU Energy increased the price-to-beat rates twice in 2003, and these actions combined with unregulated price increases and hedging activities essentially offset higher costs of energy sold as compared to 2002.

      In its portfolio management activities, TXU Energy enters into physical and financial energy-related (power and natural gas) contracts to hedge gross margins. TXU Energy hedges prices of anticipated power sales against falling natural gas prices and, to a lesser extent, hedges costs of energy sold against rising natural gas prices. The results of hedging and risk management activities can vary significantly from one reporting period to the next as a result of market price movements on the values of hedging instruments. Such activity represents an effective management tool to reduce cash gross margin risk over time. The challenge, among others, with these activities is managing the portfolio of positions in a market in which prices can move sharply in a short period of time.

      One of TXU Energy's cost advantages, particularly in a time of rising natural gas prices, is its nuclear-powered and coal/lignite-fired generation assets. Variable costs of this "base load" generation, which provided approximately 50% of sales volumes in 2003, have in recent history been, and are expected to be, less than the costs of gas-fired generation. Consequently, maintaining the efficiency and reliability of the base load assets is of critical importance in managing gross margin risk. Completing scheduled maintenance outages at the nuclear-powered facility on a timely basis, for example, is a critical management process. Because of the correlation of power and natural gas prices in the Texas market, structural decreases or increases in natural gas prices that are sustained over a multi-year period result in a correspondingly lower or higher value of TXU Energy's base load generation assets.

Operating Costs and SG&A Expenses
---------------------------------

      With the transition from a fully regulated environment to competition in the retail and wholesale electricity markets, TXU Energy continues to seek opportunities to enhance productivity, reduce complexity and improve the effectiveness of its operating processes. Such efforts are balanced against the need to support growth and maintain the reliability, efficiency, and security of its generation fleet. Cost reduction initiatives have resulted in lower headcounts, the exiting of marginal business activities and reduced discretionary spending. Total operating costs and SG&A expenses in TXU Energy's continuing operations declined $149 million, or 10%, in 2003. These costs include TXU Corp. corporate expenses allocated to TXU Energy. While upward cost pressures are expected for competitive sales and marketing initiatives, customer care and support activities, and employee and retiree benefits, increasing productivity levels will continue to be a management priority.

CRITICAL ACCOUNTING POLICIES

      TXU Energy's significant accounting policies are detailed in Note 1 to Financial Statements. TXU Energy follows accounting principles generally accepted in the United States of America. In applying these accounting policies in the preparation of TXU Energy's consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Energy that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Financial Instruments and Mark-to-Market Accounting -- TXU Energy enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to hedge market risks related to changes in commodity prices as well as changes in interest rates. These financial instruments are accounted for in accordance with SFAS 133 as well as, prior to October 26, 2002, EITF 98-10. The majority of financial instruments entered into by TXU Energy and used in hedging activities are derivatives as defined in SFAS 133.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      TXU Energy documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. TXU Energy applies hedge accounting in accordance with SFAS 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items. In its risk management activities, TXU Energy hedges future electricity revenues using natural gas instruments; such cross-commodity hedges are subject to ineffectiveness calculations that can result in mark-to-market gains and losses.

      Pursuant to SFAS 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

      Interest rate swaps entered into in connection with indebtedness to manage interest rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      EITF 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by TXU Energy to manage commodity price risk represented trading activities as defined by EITF 98-10 and were therefore marked-to-market. On October 25, 2002, the EITF rescinded EITF 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting.

      In June 2002, in connection with the EITF's consensus on EITF 02-3, additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. As a result, effective in 2003, TXU Energy discontinued recording mark-to-market gains on inception of energy contracts. See discussion below in Results of Operations - "Commodity Contracts and Mark-to-Market Activities."

      Mark-to-market accounting recognizes changes in the value of financial instruments as reflected by market price fluctuations. In the energy market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

      For those periods where quoted market prices are not available, forward price curves are developed based on available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). TXU Energy does not recognize any income or loss from the illiquid periods unless credible price discovery exists.

      TXU Energy recorded net unrealized losses arising from mark-to-market accounting, including hedge ineffectiveness, of $100 million and $113 million in 2003 and 2002, respectively. The 2003 amount excludes the cumulative effect of changes in accounting principles discussed in Note 2 to Financial Statements.

      Revenue Recognition -- TXU Energy records revenue for retail and wholesale energy sales under the accrual method. Retail electric revenues are recognized when electricity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity consumed from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Unbilled revenues reflected in accounts receivable totaled $388 million and $489 million at December 31, 2003 and 2002, respectively.

      Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. As discussed above under "Financial Instruments and Mark-to-Market Accounting," recognition of unrealized gains and losses involves a number of assumptions and estimates that could have a significant effect on reported revenues and earnings.

      Accounting for Contingencies -- The financial results of TXU Energy may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      A significant contingency that TXU Energy accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debts expense is based on factors such as historical write-off experience, agings of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debt experience may be less reliable. The changing environment, including recent regulatory changes that allow REPs in their historical service territories to disconnect non-paying customers, and customer churn due to competitor actions has added a level of complexity to the estimation process. Bad debt expense totaled $114 million and $155 million for the years ended December 31, 2003 and 2002, respectively.

      In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of utilities to actively compete for customers outside their historical service territories. A retail clawback liability arises unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability is equal to the number of such customers retained by TXU Energy as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which will be funded by TXU Energy, will be applied to delivery fees charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. In 2002, TXU Energy recorded a charge to cost of energy sold and delivery fees of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy reduced the liability to $173 million, with a credit to cost of energy sold and delivery fees of $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan.

      ERCOT Settlements - ERCOT's responsibilities include the balancing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. ERCOT settles balancing energy with market participants through a load and resource imbalance charge or credit for any differences between actual and scheduled volumes. Ancillary services and various fees are allocated to market participants based on each participant's load.

      Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within twelve months after the operating day. The ERCOT settlement process has been delayed several times to address operational data management problems between ERCOT, the transmission and distribution service providers and the REPs. These operational data management issues are related to new processes and systems associated with opening the ERCOT market to competition, which have continued to improve. True-up settlements have been received for 2002, but true-up settlements for the year 2003 are currently scheduled to start on June 1, 2004. All periods continue to be subject to a dispute resolution process.

      As a result of the delay in the ERCOT settlements and the normal time lags described above, TXU Energy's operating revenues and costs of energy sold contain estimates for load and resource imbalance charges or credits with ERCOT and for ancillary services and related fees that are subject to change and may result in charges or credits impacting future reported results of operations. The amounts recorded represent the best estimate of these settlements based on available information. During 2003, TXU Energy recorded a net expense of $20 million to adjust amounts previously recorded for 2002 and 2001 ERCOT settlements.

      Impairment of Long-Lived Assets -- TXU Energy evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that "more likely than not" a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The determination of the existence of this and other indications of impairment involves judgments that are subjective in nature and in some cases requires the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Energy's property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

      In 2002, TXU Energy recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment. The charge is reported in other deductions.

      Goodwill and Intangible Assets - TXU Energy evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- TXU Energy is a participating employer in the defined benefit pension plan sponsored by TXU Corp. TXU Energy also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. See Note 11 to Financial Statements for information regarding retirement plans and other postretirement benefits.

      These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.'s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

      In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. TXU Energy recorded allocated pension and other postretirement benefits expense of $58 million in 2003, $32 million in 2002 and $19 million in 2001. TXU Energy's funding requirements for these plans were $29 million, $20 million and $20 million in 2003, 2002 and 2001, respectively.

      During 2003, key assumptions of the US pension and other postretirement benefit plans were revised, including decreasing the assumed discount rate in 2003 from 6.75% to 6.25% to reflect current interest rates. The expected rate of return on pension plan assets remained at 8.5%, but declined to 8.01% from 8.26% for the other postretirement benefit plan assets.

      Based on current assumptions, pension and other postretirement benefits expense for TXU Energy is expected to increase $9 million to approximately $67 million in 2004, and TXU Energy's funding requirements for these plans are expected to increase $16 million to approximately $45 million.

      As a result of the pension plan asset return experience, at December 31, 2002, TXU Corp. recognized a minimum pension liability as prescribed by SFAS 87. TXU Energy's allocated portion of the liability, which totaled $60 million ($39 million after-tax), was recorded as a reduction to shareholders' equity through a charge to Other Comprehensive Income. At December 31, 2003, the minimum pension liability reflects a reduction of $37 million ($25 million after-tax) as a result of improved returns on the plan assets. The changes in the minimum pension liability do not affect net income.

      TXU Corp. has elected not to defer accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) as allowed for under FASB Staff Position 106-1. TXU Corp. believes that the plan in which TXU Energy is a participant meets the actuarial equivalency as required by the Medicare Act and therefore a reduction in future postretirement benefit costs is expected. Further information related to the impact of the Medicare Act can be found in the 2003 TXU Corp. Form 10-K The Medicare Act had no effect on TXU Energy's results of operations for 2003, but is expected to reduce TXU Energy's postretirement benefits expense other than pensions by approximately $11 million in 2004.

RESULTS OF OPERATIONS

Operating Data
--------------

                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                      2003          2002      2001(a)(b)
                                                                      ----          ----      ----------
Operating statistics - volumes:

Retail electricity (GWh)
   Residential..............................................         35,981        37,692
   Small business(c)........................................         12,986        15,907
   Large business and other.................................         30,955        36,982
                                                                     ------        ------
     Total retail electricity...............................         79,922        90,581       99,151
                                                                     ======        ======       ======
Wholesale electricity (GWh).................................         37,362        29,649        6,409
                                                                     ======        ======       ======
Production and purchased power (GWh):
   Nuclear and lignite/coal (base load).....................         59,028        54,738       57,828
   Gas/oil and purchased power..............................         63,319        70,321       52,925
                                                                     ------        ------       ------
     Total production and purchased power ..................         122,347       125,059      110,753
                                                                     =======       =======      =======

Customer counts:

Retail electricity customers (end of period & in thousands -
based on number of meters):
   Residential..............................................          2,207         2,302
   Small business...........................................            321           333
   Large business and other.................................             69            78
                                                                     ------        ------       ------
     Total retail electricity customers.....................          2,597         2,713        2,728
                                                                     ======        ======       ======

Operating revenues (millions of dollars):

Retail electricity revenues:
   Residential..............................................         $3,311        $3,108       $3,255
   Business and other ......................................          3,173         3,415        3,837
                                                                     ------        ------        -----
     Total retail electricity revenues......................          6,484         6,523        7,092
Wholesale electricity revenues .............................          1,274           857           96
Hedging and risk management activities......................             18           142          358
Other revenues..............................................            219           169         (142)
                                                                     ------        ------       ------
     Total operating revenues...............................         $7,995        $7,691       $7,404
                                                                     ======        ======       ======

Weather (average for service territory) (d)
  Percent of normal:
     Cooling degree days....................................          103.1%         99.8%       100.5%
     Heating degree days....................................           94.0%        102.0%        97.5%

--------------------------
    (a) Data for 2001 is included above for the purpose of providing historical financial information about TXU Energy after giving effect to the restructuring transactions and unbundling allocations described in
        Note 1 to Financial Statements. Allocations reflected in 2001 data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003.
        Had TXU Energy existed as a separate entity in 2001, its results of operations and financial position could have differed materially from those reflected above.
    (b) Retail volume and customer count data for 2001 not available by class.
    (c) Customers with demand of less than 1MW annually.
    (d) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of certain operations of TXU Energy (see Note 3 to Financial Statements regarding discontinued operations) and the reclassifications of losses in 2001 on early extinguishments of debt from extraordinary loss to other deductions in accordance with SFAS 145. (See Note 1 to Financial Statements.)

TXU Energy
----------

2003 compared to 2002
---------------------

      Operating revenues increased $304 million, or 4%, to $8.0 billion in 2003. Total retail and wholesale electricity revenues rose $378 million, or 5%, to $7.8 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and a 2% decline in total sales volumes. Retail electricity revenues decreased $39 million, or 1%, to $6.5 billion reflecting a $768 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity in the business market, largely offset by a $730 million increase due to higher pricing. Higher prices reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts declined 4% from year-end 2002. Wholesale electricity revenues grew $417 million, or 49%, to $1.3 billion reflecting a $223 million increase attributable to a 26% rise in sales volumes and a $194 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $124 million to $18 million in 2003. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin; the comparison to 2002 also reflects a decline in activities in markets outside of Texas. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $100 million in 2003 and $113 million in 2002. The majority of TXU Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $39 million in revenues since that date. The increase in other revenues of $50 million to $219 million in 2003 was driven by this change.

Gross Margin

                                                                               Year Ended December 31,
                                                                 ------------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------
Operating revenues.....................................          $ 7,995         100%        $ 7,691        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            5,124          64%          4,783         62%
     Operating costs...................................              691           9%            701          9%
     Depreciation and amortization related to generation
         assets........................................              370           4%            409          5%
                                                                 -------       -----         -------    -------
Gross margin...........................................          $ 1,810          23%        $ 1,798         24%
                                                                 =======       =====         =======    =======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased.

      The depreciation and amortization expense reported in the gross margin amounts above excludes $39 million and $41 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the generation of electricity.

      Gross margin increased $12 million, or 1%, to $1.8 billion in 2003. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge, $120 million after-tax, in 2002 and a $12 million credit in 2003), as described in Note 14 to Financial Statements, and $49 million in lower operating costs and depreciation and amortization. Adjusting for these effects, margin declined $234 million, driven by the effect of lower retail sales volumes. The combined effect of higher costs of energy sold and lower results from hedging and risk management activities was essentially offset by higher sales prices. Higher costs of energy sold were driven by higher natural gas prices, but were mitigated by increased sourcing of retail and wholesale sales demand from TXU Energy's base load (nuclear-powered and coal-fired) generation plants. Base load supply of sales demand increased by four percentage points to 50% in 2003. The balance of sales demand in 2003 was met with gas-fired generation and purchased power.

      Operating costs decreased $10 million, or 1%, to $691 million in 2003. The decline reflected $20 million due to one scheduled outage for nuclear generation unit refueling and maintenance in 2003 compared to two in 2002 and $15 million from various cost reduction initiatives, partially offset by $27 million in higher employee benefits and insurance costs. Depreciation and amortization related to generation assets decreased $39 million, or 10%, to $370 million. Of this decline, $37 million represented the effect of adjusted depreciation rates related to the generation fleet effective April 2003. The adjusted rates reflect an extension in the estimated average depreciable life of the nuclear generation facility's assets of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $41 million, or 9%, to $409 million in 2003 was driven by the adjusted depreciation rates related to the generation fleet due primarily to an extension of the estimated depreciable life of the nuclear generation facility to better reflect its useful life.

      SG&A expenses declined $139 million, or 18%, to $636 million in 2003. Lower staffing and related administrative expenses contributed approximately $95 million to the decrease, reflecting cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market. Lower SG&A expenses also reflected a $40 million decline in bad debt expense. In the retail electricity business, the effect of enhanced credit and collection activities was largely offset by increased write-offs arising from disconnections now allowed under new regulatory rules and increased churn of non-paying customers. The decrease in bad debt expense primarily reflected the wind down of retail gas (business customer supply) activities outside of Texas and the recording of related reserves in 2002.

      Other income increased $15 million to $48 million in 2003. Other income in both periods included approximately $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

      Other deductions decreased $232 million to $22 million in 2003, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. In addition, both periods include several individually immaterial items.

      Interest expense and related charges increased $108 million, or 50%, to $323 million in 2003. The increase reflects $108 million due to higher average interest rates as short-term borrowings were replaced with higher-rate long-term financing. An $11 million full-year effect of the amortization of the discount on the exchangeable subordinated notes issued in 2002 (subsequently exchanged by TXU Energy for exchangeable preferred membership interests) was largely offset by the effect of lower average borrowing levels.

      The effective income tax rate increased to 31.7% in 2003 from 26.8% in 2002. The increase was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 10 to Financial Statements for analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $174 million, or 55%, to $493 million in 2003. Results in 2002 included an impairment charge related to generation plant construction projects and an accrual for retail clawback of $154 million after-tax and $120 million after-tax, respectively. Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expense, partially offset by lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $36 million in 2003 and by $21 million in 2002.

      Loss from the discontinued strategic retail services operations (see Note 3 to Financial Statements) was $14 million in 2003 and $49 million in 2002. The decline reflected reductions in headcount and other SG&A-related expenses.

      A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. (See Note 2 to Financial Statements.)

TXU Energy
----------

2002 compared to 2001
---------------------

      TXU Energy's operating revenues increased $287 million, or 4%, to $7.7 billion in 2002. Total retail and wholesale electricity revenues rose $192 million, or 3%, to $7.4 billion driven by higher wholesale volumes. Wholesale electric revenues increased $761 million to $857 million, reflecting the substantial increase in wholesale sales volumes due to the opening of the Texas market to competition. Retail electric revenues declined $569 million, or 8%, to $6.5 billion, reflecting a $613 million reduction due to lower volumes partially offset by a $44 million increase due to higher average pricing. The price variance reflects a shift in customer mix, partially offset by the effect of lower rates. A 9% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the small business and large business market. Year-end residential electricity customer counts, reflecting losses in the historical service territory and gains in new territories due to competition, were about even with the prior year. The increase in revenues also reflects certain revenues and related retail and generation expenses that were the responsibility of the Energy Delivery segment in 2001, but are included in Energy revenues in 2002.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $216 million to $142 million in 2002. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin. Results from these activities included net unrealized losses of $113 million in 2002 and net unrealized gains of $318 million in 2001 arising from mark-to-market accounting.

Gross Margin

                                                                           Year Ended December 31,
                                                                ------------------------------------------------
                                                                             % of                         % of
                                                                   2002      Revenue       2001          Revenue
                                                                   ----      -------       ----          -------
Operating revenues.....................................          $ 7,691         100%        $ 7,404        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,783          62%          4,800         65%
      Operating costs..................................              701           9%            671          9%
     Depreciation and amortization related to generation
         assets........................................              409           5%            391          5%
                                                                 -------       ------        -------     -------
Gross margin...........................................          $ 1,798          24%        $ 1,542         21%
                                                                 =======       ======        =======     =======

      The depreciation and amortization expense included in gross margin excludes $41 million and $4 million of such expense for 2002 and 2001, respectively, related to assets that are not directly used in the generation of electricity.

      Gross margin increased $256 million, or 17%, to $1.8 billion in 2002. The increase was driven by the net favorable effect of lower average costs of energy sold, higher retail pricing and lower results from hedging and risk management activities. Higher gross margin also reflected significant growth in wholesale electricity sales volumes in the newly deregulated ERCOT, largely offset by the effect of lower retail electricity volumes. Gross margin in 2002 was negatively affected by the accrual of $185 million ($120 million after-tax) for regulatory-related retail clawback, which is reported in cost of energy sold and delivery fees. Operating costs rose $30 million, or 4%, to $701 million primarily due to the costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant.

      An increase in depreciation and amortization (including amounts shown in the gross margin table above), of $55 million, or 14%, to $450 million was primarily due to investments in computer systems required to operate in the newly deregulated market and expansion of office facilities.

      An increase in SG&A expenses of $464 million, or 149%, to $775 million reflected the effect of retail customer support costs and bad debt expense of approximately $150 million that were the responsibility of Oncor in 2001. The increase in SG&A expenses also reflected $199 million in higher staffing and other administrative costs, related to expanded retail sales operations and hedging activities, and higher bad debt expense of $90 million, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states, TXU Energy initiated several cost savings initiatives in 2002. Such actions resulted in $31 million in severance charges in 2002, which contributed to the increase in SG&A expense.

      Franchise and revenue-based taxes rose $106 million to $120 million due to state gross receipts taxes that were the responsibility of Oncor in 2001. Effective in 2002, state gross receipts taxes related to electricity revenues are an expense of TXU Energy, while local gross receipts taxes are an expense of Oncor.

      Other income increased by $31 million to $33 million, reflecting amortization of $30 million of a gain on the sale in 2002 of two generation plants.

      Other deductions increased by $58 million to $254 million, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. Amounts in 2001 included $149 million ($97 million after-tax) in losses on the early extinguishment of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation, a $22 million regulatory asset write-off pursuant to a regulatory order and $18 million in various asset writedowns.

      Interest income declined by $28 million, or 74%, to $10 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001.

      Interest expense and other charges decreased $9 million, or 4%, to $215 million reflecting lower average debt levels, partially offset by higher rates and a decrease in capitalized interest.

      The effective tax rate decreased to 26.8% in 2002 from 29.5% in 2001. The decrease was driven by the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002.

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles decreased $272 million, or 46%, to $319 million in 2002. The decline was driven by an increase in SG&A expenses and higher franchise and revenue-based taxes, partially offset by the improved gross margin (net of the $120 million effect of the retail clawback accrual). The $154 million effect of the generation plant construction project writedown was partially offset by the $97 million effect of losses on early extinguishment of debt in 2001. Net pension and postretirement benefit costs reduced net income by $20 million in 2002 and $12 million in 2001.

      The loss from the discontinued strategic retail services business was $49 million in 2002 and $28 million in 2001. Results in 2002 included approximately $10 million after-tax in asset writedowns.

      TXU Energy recorded an extraordinary loss in 2001 of $56 million (net of income tax benefit of $62 million) consisting of net charges related to the Settlement Plan to resolve all major open items related to the transition to deregulation. (See Note 4 to Financial Statements).

Commodity Contracts and Mark-to-Market Activities
-------------------------------------------------

      The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2003, 2002 and 2001. The net changes in these assets and liabilities, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                                 2003        2002         2001
                                                                                 ----        ----         ----

     Balance of net commodity contract assets at beginning of year.               $316        $371         $27

     Cumulative effect of change in accounting principle (1).......                (75)          -           -

     Settlements of positions included in the opening balance (2) .               (145)       (225)        (54)

     Unrealized mark-to-market valuations of positions held at
      end of period (3) ...........................................                  9         153         368

     Other activity (4)............................................                  3          17          30
                                                                                 -----      ------      ------

     Balance of net commodity contract assets at end of year ......              $ 108        $316        $371
                                                                                 =====        ====        ====

--------------------------
         (1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 2 to Financial Statements).
         (2)  Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
         (3)  There were no significant changes in fair value attributable to changes in valuation techniques. Includes $14 million in
              origination gains recognized in 2002 related to nonderivative wholesale contracts.
         (4) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums, the amortization of such values and the exit of certain retail gas activities in 2003. Also includes $71 million of contract-related liabilities to Enron Corporation reclassified to other current liabilities in 2002. These activities have no effect on unrealized mark-to-market valuations.

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges that are reflected in changes in cash flow hedges and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows (excludes cumulative effect of change in accounting principle):

                                                                                 2003        2002         2001
                                                                                 ----        ----         ----

     Unrealized gains/(losses) in commodity contract portfolio.....              $(136)       $(72)       $314

     Ineffectiveness gains/(losses) related to cash flow hedges....                 36         (41)          4
                                                                                ------        -----    -------

     Total unrealized gains/(losses)...............................              $(100)      $(113)       $318
                                                                                 =====       =====        ====

      These amounts are included in the "hedging and risk management activities" component of revenues.

      As a result of guidance provided in EITF 02-3, TXU Energy has not recognized origination gains on energy contracts in 2003. TXU Energy recognized origination gains on retail sales contracts of $40 million in 2002 and $88 million in 2001. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

      Maturity Table -- Of the net commodity contract asset balance above at December 31, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $121 million. The offsetting net liability of $13 million included in the December 31, 2003 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2003, scheduled by contractual settlement dates of the underlying positions.

                                   Maturity dates of unrealized net mark-to-market balances at December 31, 2003
                                   -----------------------------------------------------------------------------
                                        Maturity                                         Maturity in
                                       less than       Maturity of        Maturity        Excess of
Source of fair value                     1 year         1-3 years      of 4-5  years        5  years    Total
----------------------                ---------        ------------    -------------       ---------    -----
Prices actively quoted...........         $ 36           $ 12             $(2)           $  -           $  46
Prices provided by other
    external sources.............           21             53               1              (2)             73
Prices based on models...........           (2)             4               -               -               2
                                          -----          ----             ---            ----           -----
Total............................         $ 55           $ 69             $(1)           $ (2)          $ 121
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           45%            57%             -%              (2)%           100%

      As the above table indicates, essentially all of the unrealized mark-to-market valuations at December 31, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2008. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                       2003         2002         2001
                                                                       ----         ----         ----
Cash flow hedge activity (net of tax):
Net change in fair value of hedges -
gains/(losses):
   Commodities...............................................        $  (137)      $   (96)     $    16
   Financing - interest rate swaps...........................              -           (63)           -
                                                                     -------       -------      -------
                                                                        (137)         (159)          16
Losses realized in earnings (net of tax):
   Commodities...............................................            162            15            -
   Financing - interest rate swaps...........................              5             2            -
                                                                     -------       -------      -------
                                                                         167            17            -
Net income (loss) effect of cash flow hedges reported in other
   comprehensive income......................................        $    30       $  (142)     $    16
                                                                     =======       =======      =======

      TXU Energy has historically used, and expects to continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of the cash flow hedges (for the effective portion), based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still probable. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled.

      Other comprehensive income also included adjustments related to minimum pension liabilities. Minimum pension liability adjustments were a gain of $37 million ($25 million after-tax) in 2003 and a loss of $60 million ($39 million after-tax) in 2002. The gain in 2003 reflected the impact of improved returns on plan assets. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability in the balance sheet. The recording of the liability did not affect TXU Energy's financial covenants in any of its credit agreements.

      Gains and losses on cash flow hedges are realized in earnings as the underlying hedged transactions are settled.

      TXU Energy adopted SFAS 133 effective January 1, 2001, and recorded a $1 million charge to other comprehensive income to reflect the fair value of derivatives effective as cash flow hedges at transition.

      See also Note 13 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows -- Cash flows provided by operating activities for the year ended December 31, 2003 were $1.4 billion compared to $994 million and $1.2 billion for the years ended December 31, 2002 and 2001, respectively. The increase in cash flows provided by operating activities in 2003 of $372 million, or 37%, reflected favorable working capital (accounts receivable, accounts payable and inventories) changes of $483 million, partially offset by payments of $102 million related to counterparty default events and the termination and liquidation of outstanding positions. Lower cash earnings of $215 million (net income adjusted for the significant noncash items identified in the statement of cash flows) were largely offset by the effect of timing of interest and federal income tax payments. The improved working capital primarily reflects the effect of billing and collection delays in 2002, due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market, and includes $75 million in increased funding under the accounts receivable sale program.

      The decrease in cash flows in 2002 from 2001 of $176 million reflected the effect of a return in 2001 of $227 million in margin deposits related to hedging and risk management activities (in exchange for letters of credit).

      Cash flows used in financing activities were $1.7 billion, $407 million and $773 million during 2003, 2002 and 2001, respectively. The activity in 2003 reflected use of proceeds from the issuance of long-term debt, operating cash flows and cash on hand to reduce short and long-term borrowings. Net cash used in issuances and repayments of borrowings, including advances from affiliates, totaled $827 million in 2003 compared to net cash provided of $550 million in 2002. The note payable to Oncor related to a regulatory liability was paid off in 2003 (payments of $170 million in 2003 and $180 million in 2002). Distributions paid to US Holdings totaled $750 million and $777 million in 2003 and 2002, respectively. Activity in 2001 reflected $404 million in repurchase of US Holdings' member interest and $369 million in net repayments of borrowings.

      Cash flows used in investing activities were $202 million in 2003 and $403 million in 2001. There was no net cash provided or used for investing activities in 2002. Capital expenditures, including nuclear fuel, were $207 million in 2003, $336 million in 2002 and $366 million in 2001. Capital expenditures are expected to total $325 million in 2004; the increase is due to a change in timing of activity originally planned to occur in 2003. Proceeds from asset sales in 2003 included $14 million from the sale of retail gas activities outside of Texas. Proceeds from asset sales in 2002 of $443 million reflected the sale of two generation plants in Texas. Acquisitions in 2002 included $36 million for a cogeneration and wholesale production business in New Jersey.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $62 million. This difference represents the amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income, consistent with industry practice.

Financing Activities
--------------------

      Over the next twelve months, TXU Energy and its subsidiaries will need to fund ongoing working capital requirements and maturities of debt. TXU Energy and its subsidiaries have funded or intend to fund these requirements through cash on hand, cash flows from operations, the sale of assets, short-term credit facilities and the issuance of long-term debt or other securities.

      Long-Term Debt Activity -- During the year ended December 31, 2003, TXU Energy issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                    Issuances   Retirements

    Fixed rate senior notes.....................    $  1,250    $     72
    Pollution control revenue bonds.............         567         639
    Other long-term debt........................           3           -
                                                    --------    --------
      Total.....................................    $  1,820    $    711
                                                    ========    ========

      See Note 8 to Financial Statements for further detail of debt issuance and retirements, financing arrangements and capitalization.

      Credit Facilities -- At December 31, 2003, TXU Corp. and its US subsidiaries had credit facilities totaling $2.8 billion and expiring in 2005 and 2008, of which $2.3 billion was unused. These credit facilities support issuances of letters of credit and are available to TXU Energy and Oncor for borrowings. (See Note 7 to Financial Statements for details of arrangements.)

      Exchangeable Preferred Membership Interests -- In July 2003, TXU Energy exercised its right, in a noncash transaction, to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are exchangeable into TXU Corp. common stock at an exchange price of $13.1242 per share. The market price of TXU Corp. common stock on December 31, 2003 was $23.64. Any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on December 31, 2003, TXU Energy would have recognized a pre-tax charge of $253 million.

      Capitalization -- The capitalization ratios of TXU Energy at December 31, 2003, consisted of long-term debt (less amounts due currently) of 41%, exchangeable preferred membership interests (net of unamortized discount balance of $253 million) of 6% and common membership interests of 53%.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy under the program totaled $504 million and $429 million for 2003 and 2002, respectively. The increase of $75 million primarily reflects billing and collection delays in 2002 due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market. See
Note 7 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Cash and Cash Equivalents - Cash on hand totaled $18 million and $603 million at December 31, 2003 and 2002, respectively. The decline reflects repayments of borrowings.

      Credit Ratings of TXU Corp. and its US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings and certain of its US subsidiaries are presented below:

                             TXU Corp.           US Holdings            Oncor             TXU Energy
                          ------------------   ----------------        -------          ----------------
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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of TXU Energy and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, membership interests to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable preferred membership interests also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2003, TXU Energy and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Energy and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material credit rating and cross default provisions are described below.

      Other agreements of TXU Energy, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Energy or its subsidiaries.

Credit Rating Covenants
-----------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $130 million at December 31, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $145 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by all three rating agencies. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of December 31, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $247 million. Of this amount, $228 million relates to one specific counterparty.

      TXU Energy is also the obligor on leases aggregating $161 million. Under the terms of those leases, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $32 million.

Cross Default Provisions
------------------------

      Certain financing arrangements of TXU Energy contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility and $30 million of TXU Mining senior notes (which have a $1 million cross default threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Oncor, but not as to TXU Energy.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      A default or similar event under the terms of the TXU Energy exchangeable preferred membership interests that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $118 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease could terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services each have a cross default threshold of $50,000. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

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

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of TXU Energy under specified contractual obligations in effect as of December 31, 2003 (see Notes 8 and 15 to Financial Statements for additional disclosures regarding terms of these obligations.)

                                                    Payment Due
                                       -----------------------------------------
Contractual  Cash Obligations                                               More
-----------------------------             Less       One to     Three to     Than
                                          Than       Three       Five        Five
                                        One Year     Years       Years       Years
                                        --------     -----       -----      -----
Long-term debt and preferred
   membership  interest -  principal
   and interest/dividends................ $  222     $  471     $  678     $5,962
Operating leases and capital lease
   obligations...........................     68        141        144        461
Purchase obligations(b)..................  2,349      1,255        545        502
Other liabilities on the balance
  sheet
  Notes or other liabilities due Oncor...     25         72         72        268
  Pension and postretirement
   liabilities - plan contributions(c)...     45         95         91         45
                                          ------     ------     ------     ------
Total contractual cash obligations        $2,709     $2,034     $1,530     $7,238
                                          ======     ======     ======     ======

(a) Includes short-term non-cancelable leases.
(b) Amounts presented for variable priced contracts assumed the year-end 2003 price remained in effect for all periods except where contractual price adjustments or index-based prices were specified.
(c) Projections of cash contributions to qualified pension and other postretirement benefit plans for the years ended 2004-2009.

      The following contractual obligations were excluded from the purchase obligations disclosure in the table above:

  (1) individual contracts that have an annual cash requirement of less than $1 million. (However, multiple contracts with one counterparty that are individually less than $1 million have been aggregated.)
  (2) contracts that are cancelable without payment of a substantial cancellation penalty.
  (3) employment contracts with management.

      Guarantees -- See Note 15 to Financial Statements for details of guarantees.

Investing Activities
--------------------

      In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and its results of operations are reflected in the consolidated financial statements from the acquisition date.

      In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of two electricity generation plants in the Dallas-Fort Worth area with total capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet. The amount of the gain recognized in other income in 2003 was approximately $30 million.

      TXU Energy may pursue potential investment opportunities if it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      Future Capital Requirements -- Capital expenditures are estimated at $325 million for 2004, substantially all of which are for major repairs and organic growth of existing operations.

      Consistent with industry practices, TXU Energy has decided to replace the four steam generators in one of two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003, and delivery is scheduled for late 2006. Estimated project capital requirements, including purchase and installation, are $175 million to $225 million. Cash outflows are expected to occur in 2004 through 2007, with the significant majority after 2004.

COMMITMENTS AND CONTINGENCIES

      See Note 15 to Financial Statements for commitments and contingencies.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 7 to Financial Statements.

REGULATION AND RATES

      Information Request From CFTC -- In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management Company LP was not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003. See Note 14 to Financial Statements for the major elements of the Settlement Plan, the most significant of which on a go-forward basis are the retail clawback credit and the issuance of securitization bonds to recover regulatory asset stranded costs.

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, TXU Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers (and to offer, along with other pricing alternatives, this rate to small business customers) in the historical service territory. The rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas. TXU Energy increased its price-to-beat rate in March and August of 2003.

      Wholesale market design - In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
       o to use a stakeholder process to develop a new wholesale market model;
       o to operate a voluntary day-ahead energy market;
       o to directly assign all congestion rents to the resources that caused the congestion;
       o to use nodal energy prices for resources;
       o to provide information for energy trading hubs by aggregating nodes;
       o to use zonal prices for loads; and
       o to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. TXU Energy is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Summary -- Although TXU Energy cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that TXU Energy may experience a loss in value as a result of changes in market conditions such as commodity prices and interest rates, which TXU Energy is exposed to in the ordinary course of business. TXU Energy's exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. TXU Energy enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over the counter contracts and other contractual commitments to manage commodity price risk in its portfolio management activities.

RISK OVERSIGHT

      TXU Energy's portfolio management operation manages the market, credit and operational risk of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily by risk management groups that operate and report independently of the portfolio management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk and change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

      TXU Corp. has a corporate risk management organization that is headed by a chief risk officer. The chief risk officer, through his designees, enforces the VaR limits by region, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transactions, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

      In connection with Mr. Wilder's review of operations, as discussed above under Management Change, TXU Energy has engaged a consulting firm to review its portfolio management activities. The review, which commenced in March 2004, will cover governance and risk policies, the control environment and management processes. The purpose of the review is primarily to identify opportunities, if any, to improve the effectiveness of portfolio management operations.

COMMODITY PRICE RISK

      TXU Energy is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. TXU Energy actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations.
  TXU Energy, as well as any participant in the market, cannot manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

      In managing energy price risk, TXU Energy enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and over-the-counter, and bilateral contracts with customers. Speculative trading activities represent a small fraction of the portfolio management process. The portfolio management operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

      TXU Energy strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

      One measure of commodity price risk is the effect of a change in natural gas prices on operating results. For every $0.50 per million British thermal units (Btu) reduction in natural gas prices, there would be a $250 million reduction in annual pre-tax earnings assuming sales prices of electricity declined accordingly, no hedges were in place and other non-price conditions were unchanged. This effect would be mitigated in the near-term by the impact of regulatory mechanisms that affect the timing and frequency of price-to-beat rate changes, as well as the contractual nature of revenues related to large business customers. Further, hedging positions in place would partially offset the near-term effect of a decline in natural gas prices. The near-term and longer-term effects of lower gas prices would also depend on competitors' pricing actions and TXU Energy's actions to reduce operating and SG&A costs. TXU Energy's base load power production costs would be largely unaffected by a decline in gas prices. A $0.50 move in gas prices represents a change of approximately 10% in the current forward price.

      To supplement the discussion of sensitivities of commodity price risk, VaR and related measures are presented below. The value of TXU Energy's long-term asset portfolio cannot be easily extrapolated under conventional VaR methodologies. Because of the correlation of power and natural gas prices in the Texas market, structural decreases or increases in natural gas prices that are sustained over a multi-year period result in a correspondingly lower or higher value of TXU Energy's base load generation assets.

      VaR Methodology -- A VaR methodology is used to measure the amount of market risk that exists within a portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio's potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

      The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

      VaR for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.

                                                      December 31, December 31,
                                                          2003        2002
                                                          ----        ----


       Period-end MtM VaR..............................   $ 15        $ 23
       Average Month-end MtM VaR (year-to-date) .......   $ 25        $ 38

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail sales load and all contractual positions (the portfolio assets). The Portfolio VaR calculations for TXU Energy represent a ten year view of owned assets based on the nature of its particular market. If the life of an asset extends beyond the ten year duration period, the VaR calculation does not measure the associated risk inherent in the asset over its full life. Assumptions in determining the total Portfolio VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                                     December 31,  December 31,
                                                        2003          2002
                                                        ----          ----

       Period-end Portfolio VaR.....................    $199          $144

       Average Month-end Portfolio VaR (a)..........    $181           N/A

         (a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of changes in energy market conditions on earnings and cash flow of TXU Energy.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions.


                                                December 31,     December 31,
                                                    2003              2002
                                                    ----              ----


       EaR .....................................    $ 15             $ 28

       CFaR ....................................    $ 67             $178

INTEREST RATE RISK

      The table below provides information concerning TXU Energy's financial instruments as of December 31, 2003 and 2002 that are sensitive to changes in interest rates. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts are excluded from the table. See Note 8 to Financial Statements for a discussion of changes in debt obligations.

                                          Expected Maturity Date
                             -------------------------------------------------
                                 (Million of Dollars, Except Percentages)
                                                                                           2003                2002
                                                                      There-     2003      Fair      2002      Fair
                              2004     2005    2006     2007   2008    After    Total      Value     Total    Value
                              ----     ----    ----     ----   ----    -----    -----      -----     -----    -----
Long-term debt
(including current
maturities)
  Fixed rate                 $    -   $   30  $    -   $    -  $ 251  $2,386   $2,668    $2,878     $1,523   $1,480
       Average interest rate      -    6.88%       -        -  6.13%   6.34%    6.32%         -      5.24%        -

  Variable rate                   -        -       -        -      -  $  395   $  395    $  395     $  432   $  432
      Average interest rate       -        -       -        -      -   1.24%    1.24%         -      1.46%        -
  Exchangeable preferred
     membership interests
  Fixed rate                 $    -   $    -  $    -   $    -  $   -  $  750   $  750    $1,580     $  750   $1,076
       Average interest rate      -        -       -        -      -   9.00%    9.00%         -      9.00%        -

Interest rate swaps
(notional amounts)
  Fixed to variable          $    -   $    -  $    -   $    -  $   -  $  500   $  500    $   10     $    -   $    -
     Average pay rate             -        -       -        -      -   3.31%   3.31%          -          -        -
     Average receive rate         -        -       -        -      -  7.00%     7.00%         -          -        -


CREDIT RISK

      Credit risk relates to the risk of loss associated with non-performance by counterparties.

      Gross Credit Exposure -- TXU Energy's gross exposure to credit risk as of December 31, 2003 was $2.1 billion, representing trade accounts receivable (net of allowance of uncollectible accounts receivable of $51 million), as well as commodity contract assets and other derivative assets that arise primarily from hedging activities.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of allowances) from non-performance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

      Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2003, is $1.1 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy (cash, letters of credit and other security interests), the net credit exposure is $965 million. Of this amount, approximately 86% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Energy's internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      Concentration of Credit Risk -- The following table presents the distribution of credit exposure as of December 31, 2003, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                             Exposure by Maturity
                                                                  ------------------------------------------
                              Exposure
                               before                                                    Greater
                               Credit       Credit        Net     2 years or   Between   than 5
                             Collateral   Collateral   Exposure      less     2-5 years    years      Total
                             ----------   ----------   --------      ----     ---------    -----      -----
Investment grade                 $832        $   5        $ 827       $ 579       $ 129      $ 119      $ 827
Noninvestment grade               250          112          138         107          18         13        138
                              -------        -----        -----       -----       -----      -----      -----
      Totals                  $ 1,082        $ 117        $ 965       $ 686       $ 147      $ 132      $ 965
                              =======        =====        =====       =====       =====      =====      =====


Investment grade                   77%           4%          86%
Noninvestment grade                23%          96%          14%

      TXU Energy had no exposure to any one customer or counterparty greater than 10% of the net exposure of $965 million at December 31, 2003. Additionally, approximately 71% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

RISKS FACTORS THAT MAY AFFECT FUTURE RESULTS

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

      TXU Energy's businesses are subject to changes in laws (including the Federal Power Act, as amended, the Texas Public Utility Regulatory Act, as amended, the Atomic Energy Act, as amended, and the Public Utility Regulatory Policies Act of 1978, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC and the NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, decommissioning costs, and present or prospective wholesale and retail competition.

      TXU Energy believes that the electricity market in ERCOT is workably competitive. TXU Energy is the largest owner of generation and has the largest retail position in ERCOT, and, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Energy and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

      Existing laws and regulations governing the market structure in Texas could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

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

      All but one of TXU Energy's facilities for power production in the US are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy's base load power production is dependent in significant part upon the price of gas. TXU Energy cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy's power production assets and the size of its position relative to market liquidity.

      To manage its near-term financial exposure related to commodity price fluctuations, TXU Energy routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Energy routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, TXU Energy can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent TXU Energy has unhedged positions, fluctuating commodity prices can materially impact TXU Energy's results of operations and financial position, either favorably or unfavorably.

      Although TXU Energy devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities.

      TXU Energy might not be able to satisfy all of its guarantees and indemnification obligations, including those related to hedging and risk management activities, if they were to come due at the same time.

      TXU Energy's hedging and risk management activities are exposed to the risk that counterparties that owe TXU Energy money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by various factors including improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Energy might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Energy might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

      The current credit ratings for TXU Energy's long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Energy's ratings, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

      In addition, as discussed elsewhere in this report, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Energy's facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Energy's ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Energy could be subject to additional costs and/or the write-off of its investment in the project or improvement.

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

      o Nuclear Accident Risk - Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy's resources, including insurance coverage.

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

      TXU Energy may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Energy fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Energy's older facilities, including base load lignite and coal plants, it may be uneconomical for TXU Energy to install the necessary equipment, which may cause TXU Energy to shut down those facilities.

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

      TXU Energy is obligated to offer the price-to-beat rate to requesting residential and small commercial customers in the historical service territory of its incumbent utility through January 1, 2007. TXU Energy is not permitted to offer electricity to the residential customers in the historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by residential customers in that area is committed to be served by REPs other than TXU Energy. Because TXU Energy will not have the same level of residential customer price flexibility as competitors in the historical service territory, TXU Energy could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Energy's cost to produce power, TXU Energy would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

      The initial price-to-beat rates for the affiliated REPs, including TXU Energy's, were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP was 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      Other REPs are allowed to offer electricity to TXU Energy's residential customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or negative number. The higher the amount of positive headroom for competitive REPs in a given market, the more incentive those REPs would have to compete in providing retail electric services in that market, which may result in TXU Energy losing customers to competitive REPs.

      The results of TXU Energy's retail electric operations in the historical service territory are largely dependent upon the amount of headroom available to TXU Energy and the competitive REPs in TXU Energy's price-to-beat rate. Since headroom is dependent, in part, on power production and purchase costs, TXU Energy does not know nor can it estimate the amount of headroom that it or other REPs will have in TXU Energy's price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets.

      There is no assurance that future adjustments to TXU Energy's price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Energy's price-to-beat rate will not result in negative headroom in the future.

      In most retail electric markets outside the historical service territory, TXU Energy's principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Energy may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Energy and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Energy. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Energy. to enter these markets.

      TXU Energy depends on transmission and distribution facilities owned and operated by other utilities, as well as Oncor's facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy's ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Energy expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy's customers could negatively impact the satisfaction of its customers with its service.

      TXU Energy offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Energy charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could differ from TXU Energy's underlying cost to obtain the commodities or services.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. TXU Energy is refining these systems and processes, and they may prove more expensive to refine than planned and may not function as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Energy's. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the regional markets where TXU Energy has facilities will likely increase the competitiveness of the wholesale power market in those regions. In addition, the market value of TXU Energy's power production facilities may be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Energy's facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

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

      Because TXU Energy is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred equity interests of its subsidiaries. Therefore, TXU Energy's rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred equity interests. To the extent that TXU Energy may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by TXU Energy.

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Energy's ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Energy relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Energy's access to the financial markets could be adversely impacted by various factors, such as:

     o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
     o   inability to access commercial paper markets;
     o a deterioration of TXU Energy's credit or a reduction in TXU Energy's credit ratings;
     o extreme volatility in TXU Energy's markets that increases margin or credit requirements;
     o   a material breakdown in TXU Energy's risk management procedures;
     o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
     o the occurrence of material adverse changes in TXU Energy's businesses that restrict TXU Energy's ability to access its liquidity facilities.

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

FORWARD LOOKING STATEMENTS

      This report and other presentations made by TXU Energy and its subsidiaries (collectively, TXU Energy) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Energy believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Energy to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Commission, the NRC, particularly with respect to allowed rates of return, industry, market and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) general industry trends, (iii) weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities, (iv) unanticipated population growth or decline, and changes in market demand and demographic patterns, (v) competition for retail and wholesale customers, (vi) pricing and transportation of crude oil, natural gas and other commodities,
(vii) unanticipated changes in interest rates, commodity prices or rates of inflation, (viii) unanticipated changes in operating expenses, liquidity needs and capital expenditures, (ix) commercial bank market and capital market conditions, (x) competition for new energy development opportunities, (xi) legal and administrative proceedings and settlements, (xii) inability of the various counterparties to meet their obligations with respect to TXU Energy's financial instruments, (xiii) changes in technology used and services offered by TXU Energy, and (xiv) significant changes in TXU Energy's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur, (xv) power costs and availability, (xvi) changes in business strategy, development plans or vendor relationships, (xvii) availability of qualified personnel, (xviii) implementation of new accounting standards, (xix) global financial and credit market conditions, and credit rating agency actions and
(xx) access to adequate transmission facilities to meet changing demands.

      Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Energy undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Energy to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

                             TXU ENERGY COMPANY LLC
                           STATEMENT OF RESPONSIBILITY

      The management of TXU Energy Company LLC is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Energy Company and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

      The management of TXU Energy Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Energy Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2003, TXU Energy Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Oncor Electric Delivery Company and its subsidiaries and to issue their report thereon.


       /s/ T. L. BAKER                             /s/ PAUL O'MALLEY
----------------------------------     ---------------------------------------
    T.L. Baker, President              Paul O'Malley, Senior Vice President and
     and Chief Executive                       Principal Financial Officer



      /s/ DAVID H. ANDERSON
--------------------------------------
 David H. Anderson, Vice President and
    Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU Energy Company LLC:

We have audited the accompanying consolidated balance sheets of TXU Energy Company LLC and subsidiaries (TXU Energy) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, cash flows and membership interests for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of TXU Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Energy and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Notes to Financial Statements, TXU Energy changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

As discussed in Note 6 to the Notes to Financial Statements, in 2002 TXU Energy adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



DELOITTE & TOUCHE LLP


Dallas, Texas
March 11, 2004

                             TXU ENERGY COMPANY LLC
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                 Year Ended December 31,
                                                                         --------------------------------------
                                                                           2003           2002            2001
                                                                           ----           ----            ----
                                                                                   Millions of Dollars
Operating revenues............................................           $  7,995        $  7,691       $  7,404
                                                                         --------        --------       --------

Costs and expenses:
   Cost of energy sold and delivery fees......................              5,124           4,783          4,800
   Operating costs............................................                691             701            671
   Depreciation and amortization..............................                409             450            395
   Selling, general and administrative expenses...............                636             775            311
   Franchise and revenue-based taxes..........................                124             120             14
   Other income...............................................                (48)            (33)            (2)
   Other deductions...........................................                 22             254            196
   Interest income............................................                 (8)            (10)           (38)
   Interest expense and related charges.......................                323             215            224
                                                                         --------        --------       --------
       Total costs and expenses...............................              7,273           7,255          6,571

Income from continuing operations before income taxes,
  extraordinary loss and cumulative effect of changes in
  accounting principles.......................................                722             436            833

Income tax expense............................................                229             117            242
                                                                         --------        --------       --------

Income from continuing operations before extraordinary loss
  and cumulative effect of changes in accounting principles...                493             319            591

Loss from discontinued operations, net of tax effect..........                (14)            (49)           (28)

Extraordinary loss, net of income tax.........................                  -               -            (56)

Cumulative effect of changes in accounting principles,
  net of tax effect...........................................                (58)              -              -
                                                                         --------        --------       --------

Net income....................................................           $    421        $    270       $    507
                                                                         ========        ========       ========

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                 Year Ended December 31,
                                                                         ---------------------------------------
                                                                           2003           2002            2001
                                                                           ----           ----            ----
                                                                                   Millions of Dollars
Net income..................................................              $    421       $    270       $    507
Other comprehensive income (loss)--
   Net change during period, net of tax effects:
     Minimum pension liability adjustments (net of tax
     expense of $12 and benefit of $21).....................                    25            (39)             -
     Cash flow hedges:
       Net change in fair value of derivatives
       (net of tax benefit of $74 and $86, and expense of
       $9)..................................................                  (137)          (159)            16
       Amounts realized in earnings during the period (net
       of tax expense of $90 and $9)........................                   167             17              -
                                                                          --------       --------       --------
     Total..................................................                    55           (181)            16
                                                                          --------       ---------      --------

Comprehensive income........................................              $    476       $     89       $    523
                                                                          ========       ========       ========

See Notes to Financial Statements.

                             TXU ENERGY COMPANY LLC
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                   Year Ended December 31,
                                                                             ----------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars
Cash flows-- operating activities
  Income  from  continuing   operations  before  extraordinary  loss  and
     cumulative effect of changes in accounting principles.................  $  493        $  319         $   591
  Adjustments to reconcile income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization.........................................     471           501             508
     Deferred income taxes and investment tax credits - net................      11           (92)           (209)
     Losses on early extinguishment of debt................................       -             -             149
     Net gain from sale of assets..........................................     (45)          (30)              -
     Reduction of revenues for earnings in excess of regulatory earnings
       cap.................................................................       -             -              34
     Net effect of unrealized mark-to-market valuations of commodity
      contracts............................................................     100           113            (318)
     Asset impairment charge...............................................       -           237               -
     Retail clawback accrual increase (decrease)...........................     (12)          185               -
     Over/(under) recovery of gas costs....................................       -             -             568
     Changes in operating assets and liabilities:
        Affiliate accounts receivable/payable - net........................     (41)          201              24
        Accounts receivable - trade........................................     386          (447)            228
        Inventories........................................................     (58)          (96)             (4)
        Accounts payable - trade...........................................     (30)          116            (632)
        Margin deposits....................................................      25            (6)            227
        Commodity contract assets and liabilities - net....................      24           (45)            (30)
        Other  assets .....................................................    (222)            4             (33)
        Other liabilities..................................................     264            34              67
                                                                             ------        ------         -------
          Cash provided by operating activities............................   1,366           994           1,170
                                                                             ------        ------         -------

Cash flows-- financing activities
  Issuances of long-term debt..............................................   1,820           811           2,788
  Retirements/repurchases of debt..........................................    (711)       (1,683)         (2,428)
  Increase (decrease) in notes payable to banks............................    (282)          282               -
  Net change in advances from affiliates...................................  (1,618)        1,169            (568)
  Decrease in note payable to Oncor related to a regulatory liability......    (170)         (180)              -
  Distribution paid to parent..............................................    (750)         (777)              -
  Repurchase of member interests...........................................       -             -            (404)
  Debt premium, discount, financing and reacquisition expenses.............     (36)          (29)           (161)
                                                                             ------        ------         -------
        Cash used in financing activities..................................  (1,747)         (407)           (773)
                                                                             ------        ------         --------

Cash flows-- investing activities
  Capital expenditures.....................................................    (163)         (284)           (327)
  Acquisition of a business................................................       -           (36)              -
  Nuclear fuel.............................................................     (44)          (52)            (39)
  Proceeds from sale of assets.............................................      24           443               -
  Other....................................................................     (19)          (71)            (37)
                                                                             ------        ------         -------
        Cash used in investing activities..................................    (202)            -            (403)
                                                                             ------        ------         -------

Cash provided/(used) by discontinued operations............................      (2)           (4)              7

Net change in cash and cash equivalents....................................    (585)          583               1

Cash and cash equivalents -  beginning balance.............................     603            20              19
                                                                             ------        ------         -------

Cash and cash equivalents -  ending balance................................  $   18        $  603         $    20
                                                                             ======        ======         =======


See Notes to Financial Statements

                             TXU ENERGY COMPANY LLC
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 December 31,
                                                                                            ---------------------
                                                                                              2003           2002
                                                                                              ----           ----
                                                                                              Millions of Dollars
 Current assets:
   Cash and cash equivalents.......................................................          $   18         $  603
   Advances to affiliates..........................................................             289              -
   Accounts receivable - trade.....................................................             943          1,328
   Inventories.....................................................................             387            351
   Commodity contract assets.......................................................             959          1,298
   Other current assets............................................................             225            266
                                                                                             ------         ------
      Total current assets.........................................................           2,821          3,846
                                                                                             ------         ------
 Investments.......................................................................             479            398
 Property, plant and equipment-- net...............................................          10,381         10,380
 Goodwill..........................................................................             533            533
 Commodity contract assets.........................................................             121            476
 Cash flow hedges and other derivative assets......................................              88             14
 Assets held for sale..............................................................              14             36
 Other noncurrent assets...........................................................             135            106
                                                                                             ------         ------
      Total assets.................................................................          $14,572        $15,789
                                                                                             =======        =======

                      LIABILITIES AND MEMBERSHIP INTERESTS

 Current liabilities:
   Notes payable - banks...........................................................          $    -         $  282
   Long-term debt due currently....................................................               1             73
   Advances from affiliates........................................................               -          1,329
   Accounts payable - trade:
      Affiliates (principally Oncor Electric Delivery Company).....................             211            248
      All other....................................................................             713            754
   Notes or other liabilities due Oncor Electric Delivery Company..................              13            170
   Commodity contract liabilities..................................................             913          1,138
   Accrued taxes...................................................................             277            164
   Other current liabilities.......................................................             566            640
                                                                                            -------        -------
      Total current liabilities....................................................           2,694          4,798
                                                                                            -------        -------
 Accumulated deferred income taxes.................................................           1,965          1,931
 Investment tax credits............................................................             360            376
 Commodity contract liabilities....................................................              59            320
 Cash flow hedges and other derivative liabilities.................................             140            150
 Notes or other liabilities due Oncor Electric Delivery Company....................             424            437
 Other noncurrent liabilities and deferred credits.................................           1,350          1,126
 Long-term debt, less amounts due currently........................................           3,084          2,378
 Exchangeable preferred membership interest, net of $253 discount..................             497              -
                                                                                            -------        -------
      Total liabilities............................................................          10,573         11,516
                                                                                            -------        -------
 Contingencies (Note 15)

 Membership interests..............................................................           3,999          4,273
                                                                                            -------        -------

      Total liabilities and membership interests...................................         $ 14,572       $15,789
                                                                                            ========       =======

See Notes to Financial Statements.

                             TXU ENERGY COMPANY LLC
                 STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS


                                                                               Year Ended December 31,
                                                                          ------------------------------
                                                                           2003        2002         2001
                                                                           ----        ----         ----
                                                                                Millions of Dollars
Membership interests:
Capital accounts:
   Balance at beginning of year..................................         $ 4,438     $ 4,196     $ 4,121
       Net income................................................             421         270         507
       Reduction in membership interest - amount of repurchases
        of common stock of US Holdings allocated to TXU Energy...               -           -        (404)
       Distribution paid to parent...............................            (750)       (777)          -
       Non-cash capital contribution related to issuance of
         exchangeable subordinated notes.........................               -         266           -
       Non-cash goodwill capital contribution....................               -         468           -
       Conversion of capital  from (to) advances.................               -          15         (28)
                                                                          -------     -------     -------
   Balance at end of year........................................           4,109       4,438       4,196
                                                                          -------     -------     -------
Accumulated other comprehensive income, net of tax effects:
Minimum Pension Liability Adjustment:
   Balance at beginning of year .................................             (39)          -           -
       Change during the year....................................              25         (39)          -
                                                                          -------     --------    -------
   Balance at end of year........................................             (14)        (39)          -
                                                                          -------     --------    -------
Cash flow hedges (SFAS No. 133):
   Balance at beginning of year..................................            (126)         16           -
       Change during the year....................................              30        (142)         16
                                                                          -------     --------    -------
   Balance at end of year........................................             (96)       (126)         16
                                                                          -------     --------    -------
                     Total  membership interests.................         $ 3,999     $ 4,273     $ 4,212
                                                                          =======     =======     =======

See Notes to Financial Statements.

                             TXU ENERGY COMPANY LLC
                          NOTES TO FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business - TXU Energy is an energy company that engages in power production (electricity generation) and retail and wholesale sales of electricity and natural gas. TXU Energy engages in hedging and risk management activities to mitigate commodity price risk. TXU Energy is managed as an integrated business; consequently, there are no reportable business segments.

      Discontinued Business - In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. The consolidated financial statements for all years presented reflect the reclassification of the results of this business as discontinued operations. ( See Note 3 for more detailed information about discontinued operations.)

      Business Restructuring - The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its US businesses as of January 1, 2002 resulting in two new business operations:

      o Oncor - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

     o TXU Energy - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales and hedging/risk management activities.

      The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      The operating assets of Oncor and TXU Energy are located principally in the north-central, eastern and western parts of Texas.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final and non-appealable approval by the Commission in January 2003. See Note 14 for further discussion.

      In addition, as of January 1, 2002, certain other businesses within the TXU Corp. system were transferred to TXU Energy, including TXU Gas' hedging and risk management business and its unregulated retail commercial/industrial (business) gas supply operation, as well as the fuel transportation and coal mining subsidiaries that primarily service the generation operations.

      Other Business Changes - In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and its results of operations are reflected in the consolidated financial statements from the acquisition date.

      In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of two electricity generation plants in the Dallas-Fort Worth area with total capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet. The amount of the gain recognized in other income in 2003 was approximately $30 million.

      Basis of Presentation -- The consolidated financial statements of TXU Energy have been prepared in accordance with accounting principles generally accepted in the US and, except for the discontinuance of the strategic retail services business and the adoption of EITF 02-3 and SFAS 143, as discussed in
Note 2, on the same basis as the audited financial statements included in its 2002 Form 8-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. The financial statements reflect reclassification of prior period amounts to conform to the current period presentation. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      The 2001 financial information includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and transmission and distribution (delivery) operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the delivery operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and delivery operations. Further, certain financial information was deemed to be not reasonably allocable because of the changed nature of TXU Energy's and Oncor's operations subsequent to the opening of the market to competition, as compared to US Holdings' previous operations. Such activities and related financial information consisted primarily of costs related to retail customer support activities, including billing and related bad debts expense, as well as regulated revenues associated with these costs. Financial information related to these activities was reported in Oncor's results of operations for the 2001 period. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the unbundled operations of US Holdings actually existed in 2001 as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      The following information regarding the impact of adopting SFAS 145 was previously provided in the 2002 Form 8-K.

      Losses on Extinguishments of Debt -- As a result of the adoption of SFAS 145 as of January 1, 2003, any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS 4 is required to be reclassified if it does not meet the criteria of an extraordinary item as defined by APB Opinion 30.

      As a result of US Holdings' debt restructuring and refinancings in the fourth quarter of 2001, TXU Energy recorded a loss on the early extinguishment of debt of $97 million (net of income tax benefit of $52 million).

      In accordance with SFAS 145, the income statement for the year ended December 31, 2001 reflects the classification of these losses, previously reported as extraordinary, as shown below:

2001:
Extraordinary loss, net of tax - as reported.........        $ (153)
Reclassifications to:
    Other deductions.................................           149
    Income tax expense...............................           (52)
                                                             ------
Extraordinary loss, net of tax - as adjusted.........        $  (56)
                                                             ======

      The reclassifications had no effect on net income. The discussion of extraordinary loss in Note 4, income tax information in Note 10, and quarterly results and components of other deductions in Note 16 reflect the reclassifications.

      Use of Estimates -- The preparation of TXU Energy's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made as a result of changes in previous estimates or assumptions during the current year.

      Financial Instruments and Mark-to-Market Accounting -- TXU Energy enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage energy price risk and interest rate risks. These financial instruments are accounted for in accordance with SFAS 133 as well as, prior to October 26, 2002, EITF 98-10. See Note 2 for the effects of EITF 02-3, under which only financial instruments that are derivatives are subject to mark-to-market accounting.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      TXU Energy documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. TXU Energy applies hedge accounting in accordance with SFAS 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items. In its risk management activities, TXU Energy hedges future electricity revenues using natural gas instruments; such cross-commodity hedges are subject to ineffectiveness calculations that can result in mark-to-market gains and losses.

      Interest rate swaps entered into in connection with indebtedness to manage interest rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      Revenue Recognition -- TXU Energy records revenue for retail and wholesale energy sales under the accrual method. Retail electric revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption.

      Realized and unrealized gains and losses (including hedge ineffectiveness) from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues.

      The historical financial statements for 2001 included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, TXU Energy recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of the price-to-beat rates are recognized in revenues when power is provided to customers.

      Other than the purchase of fuel for gas-fired generation, the significant majority of TXU Energy's physical natural gas purchases and sales represent economic hedging activities; consequently, such transactions have been reported net as a component of revenues. As a result of the issuance of EITF 03-11, sales of natural gas to retail business customers are reported gross effective October 1, 2003.

      Accounting for Contingencies - The financial results of TXU Energy may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. These determinations are based on management's interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      Investments -- Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet, with the cumulative increase in fair value recorded as a liability to reflect the statutory nature of the trust. Investments in unconsolidated business entities over which TXU Energy has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 5 - Investments.)

       Property, Plant and Equipment --The cost of generation property additions prior to July 1, 1999 includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Generation property additions subsequent to July 1, 1999, and other property are stated at cost.

       Depreciation of TXU Energy's property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for the nuclear-powered electricity generation plant (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for TXU Energy approximated 2.2% for 2003, 2.6% for 2002 and 2.7% for 2001. See discussion below under Changes in Accounting Standards regarding SFAS 143.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $37 million (pre-tax) and an increase in net income of $24 million for the year ended December 31, 2003.

      The nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the nuclear-powered generation units is now estimated to be 60 years. TXU Corp. expects to file a license extension request in accordance with timing and other provisions established by the NRC.

      TXU Energy capitalizes computer software costs in accordance with SOP 98-1. These costs are being amortized over periods ranging from three to ten years. (See Note 6 under Intangible Assets for more information.)

      Interest Capitalized and Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. Prior to July 1, 1999, AFUDC was capitalized for all expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise included in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, only interest is capitalized during any generation construction since 1999. Interest on qualifying projects for businesses that no longer apply SFAS 71 is capitalized in accordance with SFAS 34. See Note 16 for detail of amounts. The amount of interest capitalized in 2003 and 2002 was $7 million and $6 million, respectively.

      Impairment of Long-Lived Assets -- TXU Energy evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows.

      In 2002, TXU Energy recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment. The charge is reported in other deductions.

      Goodwill and Intangible Assets -- TXU Energy evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized.

      Major Maintenance -- Major maintenance outage costs related to nuclear fuel reloads, as well as the costs of other major maintenance programs, are charged to expense as incurred.

      Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is included in cost of energy sold.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- TXU Energy is a participating employer in the defined benefit pension plan sponsored by TXU Corp. TXU Energy also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. See Note 11 for information regarding retirement plans and other postretirement benefits.

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Energy and its subsidiaries by state and local governmental bodies, based on revenues, as a cost of doing business. TXU Energy records gross receipts tax as an expense. Rates charged to customers by TXU Energy are intended to recover the taxes, but TXU Energy is not acting as an agent to collect the taxes from customers.

      Income Taxes -- TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

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

      As a result of guidance provided in EITF 02-3, in 2003 TXU Energy discontinued recognizing origination gains on energy contracts. For 2002 and 2001, TXU Energy recognized $40 million and $88 million in origination gains on retail sales contracts, respectively. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 15 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The implementation of FIN 46 in the fourth quarter 2003 did not impact results of operations.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. Also, EITF 03-11 was issued in July 2003 and became effective October 1, 2003 and, among other things, discussed the nature of certain power contracts. As a result of the issuance of SFAS 149 and EITF 03-11, certain commodity contract hedges were replaced with another type of hedge that is subject to effectiveness testing. The adoption of these changes did not materially impact results of operations for 2003.

      EITF 03-11 also addressed the presentation in the income statement of physically settled commodity derivatives, providing guidance as to whether such transactions should be reported on a net or gross (sales and cost of sales) basis. Effective October 1, 2003, TXU Energy began reporting certain retail sales of natural gas to business customers on a gross basis. The effect of this change was an increase in revenues, and cost of energy sold of $34 million for the period since that date. Net income was unaffected by the change.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due 2012 for exchangeable preferred membership interests with identical economic and other terms (see Note 8). Because the exchangeability feature of these preferred securities provides for the holders to exchange the securities with TXU Corp. for TXU Corp. common stock, the securities are deemed to be mandatorily redeemable by TXU Energy. Therefore, in accordance with SFAS 150, the December 31, 2003 balance sheet reflects the classification of these securities (net of $253 million in unamortized discount) as liabilities.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not materially impact results of operations for 2003.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million.....  $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million..........     5
                                                                                  ----
          Total net charge.....................................................   $(58)
                                                                                  ====

      On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

       SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For TXU Energy, such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net.........            $488
     Increase in other noncurrent liabilities and deferred
       credits...............................................            (528)
     Increase in accumulated deferred income taxes...........              (3)
     Increase in affiliated receivable.......................              48
                                                                         ----
     Cumulative effect of change in accounting principles....            $  5
                                                                         ====

      The asset retirement liability at December 31, 2003 was $599 million, comprised of a $554 million liability as a result of adoption of SFAS 143, $36 million of accretion during the twelve months of 2003 and $2 million in new asset retirement obligations, reduced by $19 million in reclamation payments. The asset retirement obligations were adjusted upward by $26 million, or 5%, due to revisions in estimated cash flows.

      With respect to nuclear decommissioning costs, TXU Energy believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering through the regulatory process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the period, earnings for 2002 would have increased by $6.5 million after-tax, and the liability for asset retirement obligations as of December 31, 2001 and 2002 would have been $522 million and $554 million, respectively. Earnings for the year ended December 31, 2001 would not have been impacted by the adoption of SFAS 143.

3.    DISCONTINUED OPERATIONS

      In December 2003, TXU Energy approved a plan to sell its strategic retail services business, which is engaged principally in providing energy management services to businesses and other organizations. Results of discontinued operations reflect a charge in the fourth quarter of 2003 of $10.3 million ($6.7 million after-tax) to impair long-lived assets and accrue liabilities under operating leases from which there will be no future benefit as a result of the decision to exit the business.

      The following summarizes the historical consolidated financial information of the strategic retail services business to be sold:


                                                                                    Year Ended December 31,
                                                                             -----------------------------------
                                                                              2003           2002           2001
                                                                              ----           ----           ----
                                                                                    (millions of dollars)
Operating revenues................................................           $    60        $   47         $   54
                                                                             -------        ------         ------
Operating costs and expenses......................................                60           122             94
Other deductions (income) - net...................................                11             -              2
Interest income...................................................                (1)            -              -
Interest expense and related charges..............................                 1             1              1
                                                                             -------        ------         ------
Loss before income taxes..........................................               (11)          (76)           (43)
Income tax benefit................................................                (4)          (27)           (15)
Charge related to exit (after-tax)................................                 7             -              -
                                                                             -------        ------         ------
     Loss from discontinued operations............................           $   (14)       $  (49)        $  (28)
                                                                             ========       =======        =======

     Balance sheet - The following details the assets held for sale:

                                                                                         December 31,
                                                                                             2003
                                                                                         ------------
Other current assets........................................................             $      3
Investments.................................................................                    4
Property, plant and equipment...............................................                    5
Other noncurrent assets.....................................................                    2
                                                                                         --------
     Assets held for sale...................................................             $     14
                                                                                         ========


4.    EXTRAORDINARY LOSS

      As a result of the implementation of SFAS 145, losses related to early extinguishment of debt that were previously reported as extraordinary items have been reclassified (see Note 1 under Losses on Extinguishments of Debt).

      In the fourth quarter of 2001, US Holdings and the Commission reached agreement on the Settlement Plan, which resolved a number of issues related to transition to retail competition. As a result, TXU Energy recorded an extraordinary loss of $56 million (net of income tax benefit of $62 million). The loss was classified as an extraordinary item in accordance with SFAS 101. The Settlement Plan addressed, among other items, unrecovered fuel cost, stranded costs and other generation-related regulatory assets, and the above-market pricing of certain power purchase contracts. See also Note 14.

5.    INVESTMENTS

         The following information is a summary of the investment balance as of December 31, 2003 and 2002 (in millions):

                                                                                              December 31,
                                                                                          ---------------------
                                                                                           2003           2002
                                                                                           ----           ----

      Nuclear decommissioning trust..............................................         $  323         $  266
      Land.......................................................................             87             88
      Assets related to employee benefit plans...................................             40             28
      Miscellaneous other........................................................             29             16
                                                                                          ------         ------
            Total investments....................................................         $  479         $  398
                                                                                          ======         ======

      Nuclear Decommissioning Trust -- Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value, with the cumulative increase in fair value recorded as a liability. (Also see Note 15 - under Nuclear Decommissioning). Decommissioning costs are being recovered from Oncor's customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Activity in the trust fund was as follows:

                                                                      December 31, 2003
                                            --------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
                                              ----          ---------------     -----------------   -----------------
Debt securities............                 $   139              $    6              $   (2)             $   143
Equity securities..........                     126                  66                 (12)                 180
                                            -------              ------              -------             -------
                                            $   265              $   72              $  (14)             $   323
                                            =======              ======              =======             =======

                                                                      December 31, 2002
                                           --------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
                                              ----          ---------------     -----------------   -----------------
Debt securities............                 $   128              $   10              $   (1)             $   137
Equity securities..........                     111                  37                 (19)                 129
                                            -------              ------              ------              -------
                                            $   239              $   47              $  (20)             $   266
                                            =======              ======              ======-             =======

      Debt securities held at December 31, 2003 mature as follows: $56 million in one to five years, $51 million in five to ten years and $36 million after ten years.

      Analysis of Certain Investments with Unrealized Losses at
December 31, 2003:

                                      Investments That Have Been in a Continuous Unrealized Loss Position for:
                                      ---------------------------------------------------------------------------
                                       Less than 12 months     12 months or longer              Total
                                      ------------------------ ----------------------- --------------------------
     Description of Securities        Fair       Unrealized      Fair      Unrealized     Fair        Unrealized
                                      Value      Losses          Value     Losses         Value       Losses
------------------------------------- ---------- ------------ ----------- ------------ ---------- --------------
Nuclear Decommissioning Trust:
  Debt Securities..............           $12        $ --         $19         $(2)        $31         $(2)
  Equity Securities............             4          (1)         24         (11)         28         (12)
                                          ---        ----         ---         ----        ---         ---
      Total ...................           $16        $ (1)        $43         $(13)       $59         $(14)
                                          ===        ====         ===         ====        ===         ====

      The assets that have experienced unrealized losses are all high-quality securities that are part of the long-term investment strategy and are expected to recover within a reasonable period of time. Therefore they are not deemed to be other-than-temporary impairments.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Intangible Assets -- SFAS 142 became effective for TXU Energy on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of TXU Energy's existing goodwill ($1 million annually) ceased effective January 1, 2002. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                 As of December 31, 2003               As of December 31, 2002
                                             ------------------------------       -----------------------------
                                             Gross                                Gross
                                            Carrying  Accumulated                Carrying  Accumulated
                                             Amount   Amortization     Net        Amount  Amortization      Net
                                             ------   ------------     ---        ------  ------------      ---
Amortized intangible assets (included in
  property, plant and equipment):
   Capitalized software...............       $ 241       $ 112       $ 129         $ 220      $  78       $ 142
   Land easements.....................          11           8           3            12          9           3
   Mineral rights and other...........          31          22           9            31         20          11
                                             -----       -----       -----         -----      -----       -----
     Total............................       $ 283       $ 142       $ 141         $ 263      $ 107       $ 156
                                             =====       =====       =====         =====      =====       =====

      Aggregate TXU Energy amortization expense for intangible assets, excluding goodwill, for the years ended December 31, 2003, 2002 and 2001 was $37 million, $44 million and $4 million, respectively. At December 31, 2003, the weighted average useful lives of capitalized software, land easements and mineral rights noted above were 6 years, 58 years and 40 years, respectively. Estimated amounts of amortization expense for the next five years are as follows:

Year
----

2004...................................          $37
2005...................................           25
2006...................................           20
2007...................................           16
2008...................................           13

      At December 31, 2003 and 2002, goodwill of $533 million was stated net of previously recorded accumulated amortization of $60 million. In connection with the transfer of certain businesses from TXU Gas to TXU Energy as part of the business restructuring described in Note 1, $468 million of goodwill arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation was allocated to these businesses and is reflected in the balance sheet of TXU Energy.

7.    SHORT-TERM FINANCING

      Credit Facilities -- At December 31, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                          At December 31, 2003
                                                                             -------------------------------------------------
                                                            Authorized       Facility    Letters of     Cash
              Facility                   Expiration Date     Borrowers         Limit       Credit    Borrowings   Availability
----------------------------------      ---------------     ---------         -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $   44      $   --       $1,356
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500         422          --           78
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  466      $   --       $2,284
                                                                              =======      ======      ======       ======

(a) Previously TXU Corp.

      In April 2003, TXU Energy and Oncor entered into a joint $450 million revolving credit facility to be used for working capital and other general corporate purposes. Up to $450 million of letters of credit may be issued under the facility.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At December 31, 2003, there was no such outstanding commercial paper.

      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the credit facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy's hedging and risk management activities.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of December 31, 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $10 million and $20 million for 2003 and 2002, respectively, and approximated 2.6% and 3.7% for 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Energy and are reported in SG&A expenses. The servicing fee, which totaled $6 million and $8 million for 2003 and 2002, respectively, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The December 31, 2003 balance sheet reflects $933 million face amount of trade accounts receivable reduced by $504 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $75 million for the year ended December 31, 2003, primarily due to the effect of improved collection trends. Funding under the program for the year ended December 31, 2002 decreased $1 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to TXU Energy for the years ended December 31, 2003 and 2002 were as follows:

                                                                            Year Ended December 31,
                                                                            ------------------------
                                                                              2003           2002
                                                                              ----           ----
                                                                              (millions of dollars)
Cash collections on accounts receivable...........................           $ 6,791        $5,611
Face amount of new receivables purchased..........................            (6,350)       (6,300)
Discount from face amount of purchased receivables................                16            28
Servicing fees paid...............................................                (6)           (8)
Program fees paid.................................................               (10)          (20)
Increase (decrease) in subordinated notes payable.................              (516)          690
                                                                             -------        ------
     TXU Energy's operating cash flows (provided) used under the
       program....................................................           $   (75)       $    1
                                                                             -------        ------

      Upon termination of the program, cash flows to TXU Energy would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The higher delinquency and default compliance ratios were not extended after December 31, 2003 as no relief from program delinquency and default compliance ratios is expected to be required.

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been largely resolved. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

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

8.    LONG-TERM DEBT

      Long-Term Debt -- At December 31, 2003 and 2002, the long-term debt of TXU Energy and its consolidated subsidiaries consisted of the following:

                                                                                                December 31,
                                                                                            --------------------
                                                                                              2003         2002
                                                                                              ----         ----
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023....................................       $    --      $    44
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......            39           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a).......            39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).....            50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)....           118          118
    7.700% Fixed Series 1999A due April 1, 2033......................................           111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
       2013(a).......................................................................            16           16
    7.700% Fixed Series 1999C due March 1, 2032......................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).           121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)..            19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)..           274          274
    1.250% Floating Series 2001D due May 1, 2033.....................................           271          271
    Floating Taxable Series 2001F due December 31, 2036..............................            --           39
    Floating Taxable Series 2001G due December 1, 2036...............................            --           72
    Floating Taxable Series 2001H due December 1, 2036...............................            --           31
    1.180% Floating Taxable Series 2001I due December 1, 2036(b).....................            63           63
    1.250% Floating Series 2002A due May 1, 2037(b)..................................            61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)...            44           --
    6.300% Fixed Series 2003B due July 1, 2032.......................................            39           --
    6.750% Fixed Series 2003C due October 1, 2038....................................            72           --
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1,
    2014(a)..........................................................................            31           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..            91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..           107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a)..            --           70
    Floating Taxable Series 2001D due December 31, 2036..............................            --           12
    Floating Taxable Series 2001E due December 31, 2036..............................            --           45
    5.800% Fixed Series 2003A due July 1, 2022.......................................            12           --
    6.150% Fixed Series 2003B due August 1, 2022.....................................            45           --

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003...........................            --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005........................            30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012...............            --          750
    6.125% Fixed Senior Notes due March 15, 2008.....................................           250           --
    7.000% Fixed Senior Notes due March 15, 2013 (c).................................         1,000           --
    Capital lease obligations........................................................            13           10
    Other............................................................................             7            8
    Unamortized premium and discount and fair value adjustments......................            10          (264)
                                                                                            -------      --------
        Total TXU Energy ............................................................         3,085        2,451

Less amount due currently...........................................................              1           73
                                                                                            -------      -------
Total long-term debt................................................................        $ 3,084      $ 2,378
                                                                                            =======      =======

-----------------------------

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at December 31, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on $500 million principal amount.

New Debt Issuances in 2003:

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

Debt Repayments in 2003:

      In May 2003, $72 million principal amount of the 7% TXU Mining fixed rate senior notes were repaid at maturity.

Debt Remarketings and Other Activity:

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

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at an annual rate of 6.75% and a fixed rate of 7.70%, respectively. The rate on the 1999B bonds will remain in effect until 2013 at which time they will be remarketed. The rate on the 1999C bonds is fixed to maturity in 2032, however they become callable in 2013.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds Series 2003A for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the $44 million principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      The pollution control series variable rate debt of TXU Energy requires periodic remarketing. Because TXU Energy intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

Debt Issuances and Retirements in 2002:

      In 2002, TXU Energy and its consolidated subsidiaries issued $750 million of 9% Exchangeable Subordinated Notes, which were exchanged for preferred membership interests (see Note 9). In 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures and TXU Mining redeemed $123 million of its senior notes.

      Maturities -- Maturity requirements for the years 2004 through 2008 under long-term debt outstanding at December 31, 2003, were as follows:

Year
----
2004........................................................          $    -
2005........................................................              30
2006........................................................               -
2007........................................................               -
2008........................................................             251
Thereafter..................................................           2,781
Capital lease...............................................              13
Unamortized discount........................................              10
                                                                      ------
                                                                      $3,085

9.    MEMBERSHIP INTERESTS

      In November 2003, TXU Energy approved a cash distribution of $175 million to be paid to US Holdings in January 2004. TXU Energy paid total cash distributions of $750 million to US Holdings in 2003 ($175 million in October and July, and $200 million in April and January 2003) and $777 million in 2002.

      In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The preferred membership interests may be exchanged at the option of the holders, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exchange price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the aggregate liquidation value of preferred membership interests to be exchanged by the exchange price. The exchange price and the number of shares to be issued are subject to anti-dilution adjustments. At issuance of the notes that were exchanged for the preferred membership interests, TXU Energy recognized a discount on the securities of $266 million, which represented the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the securities for TXU Corp. common stock, recorded as a credit to capital. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 11.5%. At the time of any exchange of the preferred membership interests for common stock, the unamortized discount will be proportionately written off as a charge to earnings. If all the membership interests had been exchanged into common stock on December 31, 2003, the pre-tax charge would have been $253 million. These securities are classified as liabilities in accordance with SFAS
150. See Note 1 under Changes in Accounting Standards.

      The original purchasers of the notes that were exchanged for the preferred membership interests were granted the right to nominate one member to the board of directors of TXU Corp., and such nominee has been elected to fill a vacancy. The original purchasers forfeit this right if they cease to hold at least 30% of their original investment in the form of common stock and/or preferred membership interests. In any event, this right expires on the later of (i) November 2012 or, (ii) the date no membership interests remain outstanding. The holders of the preferred membership interests are restricted from actions that would increase their control of TXU Corp.

      In connection with the transfer of certain businesses to TXU Energy, as part of the business restructuring described in Note 1, $468 million of goodwill arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation was allocated to these businesses in 2002 and is reflected in the balance sheet of TXU Energy. The offsetting credit is reflected in capital. In addition, $15 million of advances from affiliates were converted to capital during 2002.

10.   INCOME TAXES

      The components of income tax expense are as follows:

                                                                            Year Ended December 31,
                                                                        ------------------------------
                                                                        2003         2002         2001
                                                                        ----         ----         ----
Current:
   US Federal...............................................            $ 207        $ 228       $ 424
   State....................................................                9            3          39
   Non-US...................................................                -            1          (5)
                                                                        -----        -----       -----
        Total...............................................              216          232         458
                                                                        -----        -----       -----
Deferred:
   US Federal...............................................               28          (99)       (195)
   State....................................................                -            4          (3)
   Non-US...................................................                1            -          (1)
                                                                        -----        -----       -----
        Total...............................................               29          (95)       (199)
                                                                        -----        ------      ------
Investment tax credits......................................              (16)         (20)        (17)
                                                                        ------       -----       -----
        Total...............................................            $ 229        $ 117       $ 242
                                                                        =====        ======      =====

      Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

                                                                             Year Ended December 31,
                                                                     ------------------------------------
                                                                        2003         2002         2001
                                                                        ----         ----         ----
Income from continuing operations before income taxes,
 extraordinary loss and cumulative effect of changes in
 accounting principles.........................................         $ 722        $ 436        $ 833
                                                                        =====        =====        =====

Income taxes (benefit) at the federal statutory rate of 35%...          $ 253        $ 153        $ 292
      Depletion allowance.....................................            (25)         (25)         (25)
      Amortization of investment tax credits..................            (16)         (20)         (17)
      Preferred securities cost...............................              6            -            -
      Redirected depreciation.................................              -            -          (18)
      State income taxes, net of federal tax benefit..........              6            5           24
      Other...................................................              5            4          (14)
                                                                        -----        -----        -----
Provision for income taxes....................................          $ 229        $ 117        $ 242
                                                                        =====        =====        =====

 Effective tax rate...........................................             32%          27%        30%


      The components of TXU Energy's deferred tax assets and liabilities are as follows:

                                                                                December 31,
                                                    ----------------------------------------------------------------------
                                                                  2003                                 2002
                                                    --------------------------------      --------------------------------
                                                    Total     Current     Noncurrent      Total      Current    Noncurrent
                                                    -----     -------     ----------      -----      -------    ----------
Deferred Tax Assets
   Unamortized investment tax credits.....          $ 126          -       $ 126            132           -        132
   Bad debt reserve.......................             20         20           -             30          30          -
   Impairment of assets...................            168          -         168            181           -        181
   Nuclear decommissioning asset retirement
      obligation..........................            150          -         150              -           -          -
   Retail clawback liability..............             61          -          61             65           -         65
   Alternative minimum tax................            335          -         335            307           -        307
   Employee benefits.....................             113          -         113            109           -        109
   Deferred benefit of state income taxes              14         13           1             11          10          1
   Other..................................            183         52         131            196          28        168
                                                  -------    -------     -------        -------     -------    -------
     Total deferred tax assets...........           1,170         85       1,085          1,031          68        963
                                                  -------    -------     -------        -------     -------    -------

Deferred Tax Liabilities
   Depreciation differences and capitalized
     construction costs...................          2,930          -       2,930          2,756           -      2,756
   Software development costs.............             82          -          82             90           -         90
   Deferred state income tax .............              2          -           2              2           -          2
   Other..................................             39          3          36             46           -         46
                                                  -------    -------     -------        -------     -------    -------
     Total deferred tax liability........           3,053          3       3,050          2,894           -      2,894
                                                  -------    -------     -------        -------     -------    -------
Net Deferred Tax Liability (Asset ) ......        $ 1,883    $   (82)    $ 1,965        $ 1,863     $   (68)   $ 1,931
                                                  =======    ========    =======        =======     =======    =======

      At December 31, 2003, TXU Energy had approximately $335 million of alternative minimum tax credit carryforwards available to offset future tax payments. These tax credit carryforwards do not have expiration dates.

      TXU Energy's income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the returns of TXU Corp. and its subsidiaries for the tax years ended 1993 through 2002. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examinations.

11.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      TXU Energy is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

      All eligible employees hired after January 1, 2002, will participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      The allocated net periodic pension cost (benefit) applicable to TXU Energy was $17 million for 2003, $3 million for 2002 and ($5) million for 2001. Contributions were $13 million, $9 million and $1 million in 2003, 2002 and 2001, respectively.

      In addition to the Retirement Plan and the Thrift Plan, TXU Energy participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to TXU Energy was $38 million for 2003, $26 million for 2002 and $25 million for 2001. Contributions paid by TXU Energy to fund postretirement benefits other than pensions were $16 million, $11 million and $19 million in 2003, 2002 and 2001, respectively.

      In addition, TXU Energy employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Energy's contributions to the Thrift Plan, aggregated $13 million in 2003, $14 million in 2002, and $7 million in 2001.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of TXU Energy's significant financial instruments were as follows:

                                                                          December 31, 2003      December 31, 2002
                                                                         ------------------     ------------------
                                                                         Carrying     Fair      Carrying      Fair
                                                                          Amount      Value      Amount      Value
                                                                          ------      -----      ------      -----
On balance sheet liabilities:
   Long-term debt (including current maturities)(a)...............        $3,072      $3,273     $1,955      $1,912
   Exchangeable preferred membership interests, net of discount(b)           497       1,580        486       1,076
   Financial guarantees...........................................             2           1          -           -
Off balance sheet liabilities:
   Financial guarantees...........................................             -          12          -          81

(a) Excludes capital leases.
(b) Exchanged for preferred membership interest in 2003. Amount presented net of discount.

      In accordance with SFAS 133, financial instruments that are derivatives are recorded on the balance sheet at fair value.

      The fair values of on balance sheet instruments are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk.

      The fair values of each financial guarantee is based on the difference between the credit spread of the entity responsible for the underlying obligation and a financial counterparty applied, on a net present value basis, to the notional amount of the guarantee.

      The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

13.   DERIVATIVE FINANCIAL INSTRUMENTS

      For derivative instruments designated as cash flow hedges, TXU Energy recognized a net unrealized ineffectiveness gain of $6 million ($4 million after-tax) in 2003 and a net loss of $41 million ($27 million after-tax) in 2002. The ineffectiveness gains and losses in 2003 and 2002 related to commodity hedges and were reported as a component of revenues. In 2001, TXU Energy experienced net hedge ineffectiveness of $4 million ($3 million after-tax), recorded as an increase in revenues.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $36 million in net gains in 2003 and $41 million in net losses in 2002.

      The maximum length of time TXU Energy hedges its exposure to the variability of future cash flows for forecasted energy-related transactions is approximately four years.

      Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or are deemed to be no longer probable of occurring. No amounts were reclassified into earnings in 2003, 2002, or 2001 as a result of the discontinuance of cash flow hedges because of the probability a hedged forecasted transaction would not occur.

      As of December 31, 2003, TXU Energy expects that $42 million ($27 million after-tax) in accumulated other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. The following table summarizes balances currently recognized in accumulated other comprehensive gain/(loss):

                                                                             Accumulated
                                                                      Other Comprehensive Loss
                                                                    Year Ended December 31, 2003
                                                                   --------------------------------
                                                                   Energy-related All other  Total
                                                                   -------------- --------- -------
          Dedesignated hedges (amounts fixed)                      $    56       $    29    $    85
          Hedges subject to market price fluctuations.........           -            11         11
                                                                   -------       -------    -------
               Total..........................................     $    56       $    40    $    96
                                                                   =======       =======    =======

14.   TEXAS ELECTRIC INDUSTRY RESTRUCTURING

      As a result of the 1999 Restructuring Legislation, on January 1, 2002, US Holdings and certain other electric utilities in Texas disaggregated (unbundled) their business activities into a power generation company, a retail electric provider (REP) and a transmission and distribution (electricity delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Effective January 1, 2002, REPs affiliated with electricity delivery utilities are required to charge "price-to-beat" rates established by the Commission to residential and small business customers located in their historical service territories. TXU Energy, as a REP affiliated with an electricity delivery utility, could not charge prices to customers in either of those classes in the historical service territory that are different from the price-to-beat rate, adjusted for fuel factor changes, until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in a class is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. Twice a year, TXU Energy may request that the Commission adjust the fuel factor component of the price-to-beat rate up or down based on changes in the market price of natural gas. In March and August of 2003, the Commission approved price-to-beat rate increases requested by TXU Energy.

      In December 2003, the Commission found that TXU Energy had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in the historical service territory.

      Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions.

Regulatory Settlement Plan

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003.

      The major elements of the Settlement Plan are:

      Excess Mitigation Credit -- Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery fees charged to all REPs, including TXU Energy. The credit was funded by TXU Energy in the form of a note payable to Oncor.

      Regulatory Asset Securitization -- US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003 and is expected to issue $790 million in the first half of 2004. The principal and interest payments of the bonds are secured through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

      Retail Clawback Credit -- The Settlement Plan provides that a retail clawback credit will be implemented unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers, as discussed above, but not for residential customers. The amount of the credit is equal to the number of residential customers retained by TXU Energy in the historical service territory as of January 1, 2004, less the number of new customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The credit, which will be funded by TXU Energy, will be applied to delivery fees charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. In 2002, TXU Energy recorded a charge to cost of energy sold of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy reduced the liability to $173 million, with a credit to earnings of $12 million ($8 million after-tax) to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. As the amount of the credit will be based on numbers of customers over the related two-year period, the liability is subject to future adjustments.

      Stranded Costs and Fuel Cost Recovery -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      See Note 4 for a discussion of extraordinary charges recorded in 2001 in connection with the Settlement Plan.

15.   COMMITMENTS AND CONTINGENCIES

      Request from CFTC - In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. intends to cooperate with the CFTC, and the Company is preparing to respond to such information request. While TXU Corp. is just beginning to compile the data requested, TXU Corp. believes that TXU Portfolio Management Company LP has properly reported such information to industry publications.

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Energy's capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      Power Purchase Contracts -- Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Capacity payments paid under these contracts for the years ended December 31, 2003, 2002 and 2001 were $230 million, $296 million and $189 million, respectively.

      Expected future capacity payments under existing agreements are estimated as follows:

          2004...................................................      $238
          2005...................................................       162
          2006...................................................       117
          2007...................................................        18
          2008...................................................         -
          Thereafter.............................................         -
                                                                       -----
                Total capacity payments..........................      $535
                                                                       ====

      At December 31, 2003, TXU Energy had commitments for pipeline transportation and storage reservation fees as shown in the table below:

         2004....................................................       $24
         2005....................................................         7
         2006....................................................         6
         2007....................................................         4
         2008....................................................         1
         Thereafter..............................................         6
                                                                        ---
                Total pipeline transportation and storage reservation
                  fees...........................................       $48
                                                                        ===

      On the basis of TXU Energy's current expectations of demand from its electricity customers as compared with its capacity payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

      Coal Contracts -- TXU Energy has coal purchase agreements and coal transportation agreements. Commitments under these contracts for the next five years and thereafter are as follows:

                2004.................................................  $78
                2005..................................................  23
                2006..................................................  18
                2007..................................................   -
                2008..................................................   -
                Thereafter............................................   -
                                                                      ----
                     Total .........................................  $119
                                                                      ====

      Leases -- TXU Energy has entered into operating leases covering various facilities and properties including generation plant facilities, combustion turbines, transportation equipment, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense totaled $124 million, $134 million and $117 million for 2003, 2002 and 2001, respectively.

      As of December 31, 2003, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancellable lease terms in excess of one year) were as follows:


                                                        Capital     Operating
Year                                                     Leases       Leases
---                                                     --------     --------

2004................................................       $    2     $   66
2005................................................            2         70
2006................................................            3         66
2007................................................            3         70
2008................................................            2         69
Thereafter..........................................            5         456
                                                           ------     -------
     Total future minimum lease payments............           17     $   797
                                                                      =======
Less amounts representing interest..................            2
                                                           ------
Present value of future minimum lease payments......           15
                                                           ------
Less current portion................................            2
                                                           ------
Long-term capital lease obligation..................       $   13
                                                           ======

      Guarantees -- TXU Energy has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- TXU Energy is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $208 million with an estimated residual recovery of approximately $140 million. The average life of the lease portfolio is approximately six years.

      Debt obligations of the parent -- TXU Energy has provided a guarantee of the obligations under TXU Corp.'s finance lease (approximately $130 million at December 31, 2003) for its headquarters building.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which TXU Energy intends to sell, TXU Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. The fair value of guarantees issued during the year ended December 31, 2003 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of strategic retail services operations.

      Letters of credit -- TXU Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at December 31, 2003 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2008.

      TXU Energy has outstanding letters of credit in the amount of $37 million to support hedging and risk management margin requirements in the normal course of business. As of December 31, 2003, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- TXU Energy has outstanding surety bonds of approximately $32 million to support performance under various contracts and legal obligations contracts in the normal course of business. The term of the surety bond obligations is approximately one year.

      Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.6 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore TXU Corp. is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

      Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

      With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $610 million from other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL of $26.7 million.

      TXU Corp. maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Corp. is subject to a maximum annual assessment of $8.6 million.

      There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

      Nuclear Decommissioning --Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Energy's January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by Oncor based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under US Holdings' 2001 Unbundled Cost of Service filing. Amounts recovered through regulated rates are deposited in external trust funds (see Note 5 under Investments). With the adoption of FAS 143, the liability for the decommissioning costs was recorded at discounted net present value.

      See Note 1 (under Changes in Accounting Standards) for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

      Also see Note 1 (under Property, Plant and Equipment) for a discussion of an extension of the nuclear plant license.

      Legal Proceedings - On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed on February 3, 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their behalf and on behalf of a putative class of all former customers of TCE. TXU Energy believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, TXU Energy believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. TXU Energy is unable to estimate any possible loss or predict the outcome of this action.

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

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case has been transferred to the Beaumont Division of the Eastern District of Texas. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      General - In addition to the above, TXU Energy is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of TXU Energy, should not have a material effect upon its financial position, results of operations or cash flows.

16.   SUPPLEMENTARY FINANCIAL INFORMATION

      The operations of TXU Energy are unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 14.

      Other Income and Deductions --

                                                                            Year Ended December 31,
                                                                        -----------------------------
                                                                         2003        2002        2001
                                                                         ----        ----        ----
         Other income
              Net gain on sale of properties and businesses......       $     45   $     30    $      1
              Other..............................................             3           3           1
                                                                       --------   ---------   ---------
                  Total other income.............................       $    48    $     33    $      2
                                                                        =======    ========    ========
          Other deductions
              Loss on sale of properties.........................       $     -    $      2    $      8
              Loss on retirement of debt.........................             3           -         149
              Regulatory asset write-off.........................             -           -          22
              Asset impairment...................................             2         237           -
              Other..............................................            17          15          17
                                                                       --------   ---------   ---------
                  Total other deductions.........................       $    22    $    254    $    196
                                                                        =======    ========    ========

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Energy maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Energy has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Energy. Additionally, TXU Energy has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

      Credit Exposure -- TXU Energy's gross exposure to credit risk as of December 31, 2003 was $2.1 billion, representing trade accounts receivable (net of allowance of uncollectible accounts receivable of $51 million), as well as commodity contract assets and other derivative assets that arise primarily from hedging activities.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of allowances) from non-performance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

      Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2003, is $1.1 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy (cash, letters of credit and other security interests), the net credit exposure is $965 million. Of this amount, approximately 86% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Energy's internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      TXU Energy had no exposure to any one customer or counterparty greater than 10% of the net exposure of $965 million at December 31, 2003. Additionally, approximately 71% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

      Interest Expense and Related Charges --

                                                                                   Year Ended December 31,
                                                                                -----------------------------
                                                                                 2003         2002       2001
                                                                                 ----         ----       ----
      Interest ........................................................        $    306     $    213    $   229
      Amortization of debt expense.....................................              24            8          7
      Capitalized interest.............................................              (7)          (6)       (12)
                                                                              ---------    ----------  --------
      Total interest expense and related charges ......................        $    323     $    215    $   224
                                                                               ========     ========    =======

      Affiliate Transactions -- The following represent the significant affiliate transactions of TXU Energy:

      o TXU Energy incurs electricity delivery fees charged by Oncor. For the years ended December 31, 2003 and 2002, these fees totaled $1.5 billion in each year.
      o In accordance with the Business Separation Agreement, TXU Energy records interest expense payable to Oncor with respect to Oncor's generation-related regulatory assets that are subject to securitization. The interest expense reimburses Oncor for the interest expense Oncor incurs on that portion of its debt associated with the generation-related regulatory assets. For the years ended December 31, 2003 and 2002, this interest expense totaled $43 million and $28 million, respectively.
      o Under the terms of the settlement plan, Oncor issued an initial $500 million of securitization bonds in 2003 and is expected to issue $790 million in the first half of 2004. The incremental income taxes Oncor will pay on the increased delivery fees to be charged to Oncor's customers related to the bonds will be reimbursed by TXU Energy. Therefore, TXU Energy's financial statements reflect a $437 million non-interest bearing payable to Oncor ($13 million of which is due currently) that will be extinguished as Oncor pays the related income taxes.
     o TXU Energy had a note payable to Oncor, in the original amount of $350 million, related to the excess mitigation credit established in accordance with the Settlement Plan. Oncor implemented the credit as a reduction to delivery fees charged to all REPs, including TXU Energy, for a two-year period beginning January 1, 2002. For the years ended December 31, 2003 and 2002, the principal payments made on the note payable totaled $170 million and $180 million, respectively, and the interest expense totaled $6 million and $21 million, respectively.
     o Average daily short-term advances from affiliates during 2003 and 2002 were $343 million and $417 million, respectively, and interest expense incurred on the advances was $8 million and $10 million, respectively. The weighted average interest rate for 2003 and 2002 was 2.8% and 2.7%, respectively.
     o TXU Business Services Company, a subsidiary of TXU Corp., charges TXU Energy for financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For 2003 and 2002, these costs totaled $223 million and $286 million, respectively, and are included in selling, general and administrative expenses.

     o TXU Energy receives payments from TXU Gas, a subsidiary of TXU Corp., under a service agreement that began in 2002 covering customer billing and customer support services provided for TXU Gas. These revenues totaled $29 million and $28 million in 2003 and 2002, respectively and are included in other revenues.

      Accounts Receivable -- At December 31, 2003 and 2002, accounts receivable of $943 million and $1.3 billion, respectively, are stated net of uncollectible accounts of $51 million and $71 million, respectively. During 2003, bad debt expense was $114 million, account writeoffs were $121 million and other activity decreased the allowance for uncollectible accounts by $13 million. During 2002, bad debt expense was $155 million, account write-offs were $101 million and other activity decreased the allowance for uncollectible accounts by $6 million. Allowances related to receivables sold are reported in current liabilities and totaled $39 million and $19 million at December 31, 2003 and 2002, respectively. See Note 7 regarding sale of receivables.

      Accounts receivable included $388 million and $489 million of unbilled revenues at December 31, 2003 and 2002, respectively.

      Commodity Contract Assets At December 31, 2003 and 2002, current and noncurrent commodity contract assets totaling $1.1 billion and $1.8 billion, respectively, are stated net of applicable credit (collection) and performance reserves totaling $18 million and $43 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                                                                                December 31,
                                                                                         -----------------------
                                                                                             2003          2002
                                                                                             ----          ----
Materials and supplies......................................................             $    226     $    224
Fuel stock..................................................................                   78           70
Gas stored underground......................................................                   83           57
                                                                                         --------     --------
     Total inventories......................................................             $    387     $    351
                                                                                         ========     ========

      Inventories reflect a $22 million reduction in 2003 as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment --

                                                                                                December 31,
                                                                                         ----------------------
                                                                                             2003          2002
                                                                                             ----          ----
Electricity generation......................................................             $ 15,900     $ 15,675
Other.......................................................................                  739          460
                                                                                         --------     --------
     Total..................................................................               16,639       16,135
Less accumulated depreciation...............................................                6,645        6,178
                                                                                         --------     --------
     Net of accumulated depreciation........................................                9,994        9,957
Construction work in progress...............................................                  256          286
Nuclear fuel (net of accumulated amortization: 2003--  $934;  2002-- $847)..                  131          137
                                                                                         --------     --------
     Net property, plant and equipment......................................             $ 10,381     $ 10,380
                                                                                         ========     ========

      Supplemental Cash Flow Information --

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                2003        2002        2001
                                                                ----        ----        ----
Cash payments:
     Interest (net of amounts capitalized)..............       $    262   $    204    $    240
     Income taxes.......................................       $    92    $    157    $    366
Non-cash investing and financing activities:
     Non-cash advances..................................       $     -    $      -    $     89
     Conversion of capital (from) to advances...........       $     -    $    (15)   $     28
     Non-cash capital contribution related to issuance
          of exchangeable subordinated notes............       $     -    $    266    $      -

      Quarterly Information (unaudited) -- The results of operations by quarter are summarized below and reflect the discontinuance of the strategic retail service business operations.

      In the opinion of TXU Energy, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.

                                                                                       Quarter Ended
                                                                       ---------------------------------------------
                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                       --------    -------     --------     -------
2003:
Operating revenues ..............................................      $ 1,791     $ 2,017     $ 2,442      $ 1,745
Income from continuing operations before
   cumulative effect of changes in accounting principles.........      $    34     $   154     $   249      $    56
Income (loss) from discontinued operations, net of tax effect....      $     1     $     -     $     -      $   (15)
Cumulative effect of changes in accounting principles, net of tax
effect...........................................................      $   (58)    $     -     $     -      $     -
Net income (loss)................................................      $   (23)    $   154     $   249      $    41

2002:
Operating revenues ..............................................      $ 1,790     $ 2,007     $ 2,411      $ 1,483
Income (loss) from continuing operations.........................      $   190     $   198     $   242      $  (311)
Loss from discontinued operations, net of tax effect.............      $    (3)    $   (15)    $   (15)     $   (16)
Net income (loss) ...............................................      $   187     $   183     $   227      $  (327)

      Included in fourth quarter 2003 income from discontinued operations were impairment and other exit charges totaling $10.3 million ($6.7 million after-tax). Included in fourth quarter 2002 results of continuing operations were $185 million ($120 million after-tax) accrual for regulatory-related retail clawback and a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects.

      Reconciliation of Previously Reported Quarterly Information - The following table presents the changes to previously reported quarterly amounts to reflect discontinued operations (see Note 3). Net income was not affected by these changes.

                                                                                       Quarter Ended
                                                                       --------------------------------------------
                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                       --------    -------     --------     -------
                                                                       Increase (Decrease) From Previously Reported
2003:
Operating revenues - from discontinued operations................      $   (15)    $   (28)    $   (11)     $     -
Loss from continuing operations before cumulative effect of
  changes in accounting principles...............................           (1)          -           -            -

2002:
Operating revenues - from discontinued operations................      $    (9)    $   (12)    $    (9)     $   (17)
Income from continuing operations................................            3          15          15           16


                TXU Energy Company LLC Exhibits to 2003 Form 10-K

                                                                                                                APPENDIX B

                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            -----            -------
(2)            Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)           1-12833                2          --     Master Separation Agreement by and among Oncor, TXU
               Form 8-K                                 Generation Holdings Company LLC, TXU Merger Energy Trading
              (filed January 16,                        Company LP, TXU SESCO Company, TXU SESCO Energy Services
              2002)                                     Company, TXU Energy Retail Company LP and TXU US Holdings,
                                                        dated as of December 14, 2001.
3(i)           Articles of Incorporation.

3(a)           333-108876             3(a)              Certificate of Formation of TXU Energy Company LLC dated
               Form S-4 (filed                          November 5, 2001.
               September 17, 2003

3(ii)          By-laws.

3(b)           333-108876             3(b)       --     Second Amended and Restated Limited Liability Company
               Form S-4 (filed                          Agreement of TXU Energy Company LLC dated as of July 1, 2003.
               September 17, 2003)

(4)            Instruments Defining the Rights of Security Holders, Including Indentures.**

4(a)           333-108876             4(a)       --     Indenture (For Unsecured Debt Securities), dated as of March
               Form S-4 (filed                          1, 2003, from TXU Energy Company LLC to The Bank of New
               September 17, 2003)                      York, as trustee (TXU Energy Indenture)

4(b)           333-108876             4(c)       --     Form of TXU Energy Company LLC 6.125% Exchange Senior Notes
               Form S-4 (filed                          due 2008.
               September 17, 2003)

4(c)           333-108876             4(d)       --     Form of TXU Energy Company LLC 7.000% Exchange Senior Notes
               Form S-4 (filed                          due 2013.
               September 17, 2003)

4(d)           1-12833                10(a)      --     Exchange Agreement, dated as of November 22, 2002, among TXU
               Form 8-K (filed                          Corp., TXU Energy and UXT Holdings LLC and UXT Intermediary
               November 26, 2002)                       LLC.

4(e)           1-12833                10(c)      --     Registration Rights Agreement, dated as of November 22,
               Form 8-K (filed                          2002, among TXU Corp. and UXT Holdings LLC and UXT
               November 26, 2002)                       Intermediary LLC.

4(f)           1-12833                4(uu)      --     Amendment No. 1 to Registration Rights Agreement, dated as
               Form 10-K (2002)                         of December 19, 2002, among TXU Corp. and UXT Holdings LLC
               (filed March 12,                         and UXT Intermediary LLC.
               2003)

4(g)           1-12833                4(b)       --     Amendment No. 2 to Registration Rights Agreement, dated as
               Form 10-Q (Quarter                       of July 1, 2003, among TXU Corp. and the entities listed on
               Ended June 30, 2003)                     Schedule A thereto (including UXT Holdings LLC and UXT
               (filed August 13,                        Intermediary LLC).
               2003)


(10)           Material Contracts.

                        Credit Agreements.

10(a)          1-12833                10(e)      --     $450,000,000 Revolving Credit Agreement, dated as of April
               Form 8-K/A (filed                        22, 2003, among Oncor, TXU Energy and certain banks listed
               May 1, 2003)                             therein, and JPMorgan Chase Bank, as Administrative Agent.

10(b)          1-12833                10(e)      --     Amendment No. 1, dated August 29, 2003, to the $450,000,000
               Form 10-Q (Quarter                       Revolving Credit Agreement, dated as of April 22, 2003,
               ended September 30,                      among TXU Energy, Oncor, certain banks listed therein and JP
               2003) (filed                             Morgan Chase Banks as Administrative Agent and Fronting Bank.
               November 12, 2003)

                        Other Material Contracts.

10(c)(1)                                          --    Installment Payment and Bond Amortization Agreement between the Brazos River Authority and TXU Energy dated October 1,
                                                        2003.

10(c)(2)                                          --    Schedule A, identifying Installment Payment and Bond
                                                        Amortization Agreements not filed herewith and substantially identical to Exhibit 10(c)(1).

10(d)(1)                                          --    Trust Indenture between the Brazos River Authority and TXU
                                                        Energy dated October 1, 2003.

10(d)(2)                                          --    Schedule B, identifying Trust Indentures not filed herewith and substantially identical to Exhibit 10(d)(1).

10(e)          333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP.
               (filed October 2,
               2002)

10(f)          333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP, for
               (filed October 2,                        itself and as Agent for TXU Big Brown Company LP, TXU
               2002)                                    Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(g)          333-100240             10(e)       --    Amendment No. 1 to Interconnection Agreement, dated May 31,
               Form S-4                                 2002.
               (filed October 2,
               2002)

10(h)          1-12833                10(qq)      --    Lease Agreement dated as of February 14, 2002 between State
               Form 10-K (2003)                         Street Bank and Trust Company of Connecticut, National
               (filed March 12,                         Association, as owner trustee of ZSF/Dallas Tower Trust, a
               2004)                                    Delaware grantor trust, as Lessor and TXU Properties
                                                        Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(i)          1-12833                10(rr)      --    Guaranty Agreement dated February 14, 2002 by TXU Corp. in
               Form 10-K (2003)                         favor of State Street Bank and Trust Company of Connecticut,
               (filed March 12,                         National Association, as owner trustee of ZSF/Dallas Tower
               2004)                                    Trust, a Delaware grantor trust, as Lessor.

10(j)          1-12833                10(ss)      --    Additional Guaranty Agreement dated November 19, 2002 by TXU
               Form 10-K (2003)                         Energy Company LLC in favor of State Street Bank and Trust
               (filed March 12,                         Company of Connecticut, National Association, as owner
               2004)                                    trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

                                      B-2

(12)           Statement Regarding Computation of Ratios.

12                                                --    Computation of Ratio of Earnings to Fixed Charges, and Ratio
                                                        of Earnings to Combined Fixed Charges and Preference
                                                        Dividends.

(21)           Subsidiaries of the Registrant.

21                                                --    Subsidiaries of TXU Energy Company LLC.

(23)           Consents of Experts and Counsel.

23                                                --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                        TXU Energy Company LLC.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Energy Company LLC, pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.

31(b)                                             --    Certification of Paul O'Malley, principal financial officer of TXU Energy Company LLC, pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.
(32)           Section 1350 Certifications.
32(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Energy Company LLC, pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

32(b)                                             --    Certification of Paul O'Malley, principal financial officer of TXU Energy Company LLC, pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

----------------

*        Incorporated herein by reference.

** Certain instruments defining the rights of holders of long-term debt of the registrant's subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.