Form 10-Q
period 2005-03-31
TXU ENERGY CO LLC
filed 2005-05-13
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-108876

TXU Energy Company LLC

A Delaware Limited Liability Company	75-2967817
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX, 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2005, all outstanding common membership interests in TXU Energy Company LLC were held by TXU US Holdings Company.

TXU Energy Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2004

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Energy Holdings

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 04-6	EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002

kWh	kilowatt-hours

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

ii

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Operating revenues	$1,803	$1,957

Costs and expenses:
Cost of energy sold and delivery fees	1,056	1,254
Operating costs	152	167
Depreciation and amortization	79	97
Selling, general and administrative expenses	113	148
Franchise and revenue-based taxes	26	26
Other income	(2)	(1)
Other deductions	1	20
Interest income	(9)	(2)
Interest expense and related charges	91	79

Total costs and expenses	1,507	1,788

Income from continuing operations before income taxes	296	169

Income tax expense	93	53

Income from continuing operations	203	116

Loss from discontinued operations, net of tax benefit (Note 2)	(3)	(3)

Net income	$200	$113

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Components related to continuing operations:

Income from continuing operations	$203	$116

Other comprehensive income (loss), net of tax effects:
Cash flow hedges:
Net change in fair value of derivatives (net of tax (expense) benefit of $(8) and $31)	15	(58)
Amounts realized in earnings during the period (net of tax expense of $10 and $3)	17	5

Total	32	(53)

Comprehensive income from continuing operations	235	63

Comprehensive loss from discontinued operations	(3)	(3)

Comprehensive income	$232	$60

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Cash flows – operating activities:

Income from continuing operations	$203	$116
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	94	115
Deferred income taxes and investment tax credits – net	39	25
Net effect of unrealized mark-to-market valuations of commodity contracts	24	18
Decrease in accrued lease liability for out-of-service assets	(15)	—
Change in regulatory-related liabilities	(16)	(17)
Charge for contract counterparty nonperformance	12	—
Net equity loss from unconsolidated affiliates	2	—
Stock-based compensation expense	4	—
Bad debt expense	11	26
Changes in operating assets and liabilities	(115)	138

Cash provided by operating activities	243	421

Cash flows – financing activities:
Issuances of long-term debt	71	—
Retirements/repurchases of debt	(1)	—
Increase in notes payable to banks	135	75
Net change in advances from affiliates	(175)	(243)
Distribution paid to parent	(175)	(175)
Debt premium, discount, financing and reacquisition expenses	(8)	—

Cash used in financing activities	(153)	(343)

Cash flows – investing activities:
Capital expenditures	(58)	(35)
Nuclear fuel	(26)	(47)
Proceeds from sale of assets	2	—
Other	(7)	10

Cash used in investing activities	(89)	(72)

Discontinued Operations
Cash provided by (used in) operating activities	(3)	4
Cash used in financing activities	—	(5)
Cash used in investing activities	—	(1)

Cash used in discontinued operations	(3)	(2)

Net change in cash and cash equivalents	(2)	4

Cash and cash equivalents – beginning balance	70	18

Cash and cash equivalents – ending balance	$68	$22

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$68	$70
Restricted cash	6	6
Advances to affiliates	844	686
Accounts receivable — trade	766	1,139
Inventories	296	284
Commodity contract assets	1,047	546
Other current assets	322	233

Total current assets	3,349	2,964

Investments:
Restricted cash	15	15
Other investments	540	538
Property, plant and equipment — net	9,909	9,920
Goodwill	517	517
Commodity contract assets	319	315
Cash flow hedge and other derivative assets	35	8
Assets held for sale (Note 2)	14	17
Other noncurrent assets	218	221

Total assets	$14,916	$14,515

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes payable – banks	$345	$210
Long-term debt due currently	431	31
Accounts payable – trade:
Affiliates (principally TXU Electric Delivery)	196	191
All other	724	861
Notes or other liabilities due TXU Electric Delivery	32	49
Commodity contract liabilities	810	491
Accrued taxes	155	190
Other current liabilities	628	708

Total current liabilities	3,321	2,731

Accumulated deferred income taxes	1,970	1,927
Investment tax credits	338	342
Commodity contract liabilities	451	347
Cash flow hedge and other derivative liabilities	160	178
Notes or other liabilities due TXU Electric Delivery	386	386
Other noncurrent liabilities and deferred credits	1,230	1,270
Long-term debt, less amounts due currently	2,891	3,226
Exchangeable preferred membership interest, net of discount ($235 and $239)	515	511
Liabilities held for sale	5	6

Total liabilities	11,267	10,924

Contingencies (Note 5)

Membership interests (Note 4):
Capital account	3,768	3,742
Accumulated other comprehensive loss	(119)	(151)

Total membership interests	3,649	3,591

Total liabilities and membership interests	$14,916	$14,515

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — TXU Energy Holdings is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. There are no reportable business segments within TXU Energy Holdings.

Discontinued Businesses – Note 2 presents detailed information regarding the discontinued New Jersey generation operations and the strategic retail services business. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

Basis of Presentation — The condensed consolidated financial statements of TXU Energy Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K, except with respect to pension and other postretirement benefits as discussed in Note 7, as well as the changes in composite depreciation rates discussed immediately below. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

Effective January 1, 2005, TXU Energy Holdings adjusted the composite depreciation rates related to lignite-fired generation facilities to better reflect their useful lives, resulting in lower depreciation expense for the three months ended March 31, 2005 of approximately $3 million ($2 million after-tax).

All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

Changes in Accounting Standards — FIN 47 was issued in March 2005. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

In March 2005, the FASB ratified the consensus reached in EITF 04-6 “Accounting for Stripping Costs in the Mining Industry.” The consensus concludes that stripping costs incurred after a mine enters the production phase be treated as variable inventory production cost, which makes such costs subject to inventory costing procedures in the period they are incurred.

TXU Energy Holdings is currently evaluating the potential impact of these standards.

2.	DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations for the three months ended March 31, 2005 and 2004:

Pedrick- town
2005
Operating revenues	$5
Operating costs and expenses	7

Operating loss before income taxes	(2)
Income tax benefit	(1)
Charges related to exit (after-tax)	(2)

Loss from discontinued operations	$(3)

	Pedrick- town	Strategic Retail Services	Total
2004
Operating revenues	$10	$5	$15
Operating costs and expenses	12	5	17
Other deductions (income) — net	—	(1)	(1)

Operating income (loss) before income taxes	(2)	1	(1)
Income tax expense (benefit)	(1)	1	—
Charges related to exit (after-tax)	—	(2)	(2)

Loss from discontinued operations	$(1)	$(2)	$(3)

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Substantially all disposition activities have been completed.

Balance sheet — The following details the assets and liabilities of the Pedricktown operations held for sale:

	March 31, 2005	December 31, 2004
Current assets	$2	$2
Property, plant and equipment	12	15

Assets held for sale	$14	$17

Current liabilities	$1	$3
Noncurrent liabilities	4	3

Liabilities held for sale	$5	$6

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At March 31, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $345 million at a weighted average interest rate of 3.29%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities—At March 31, 2005, TXU Energy Holdings had access to credit facilities (some of which provide for long-term borrowings) as follows:

			At March 31, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$164	$350	$886
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	—	1,600
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—
Total			$4,000	$619	$395	$2,986

As reflected in the above table, in March 2005 TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated credit facilities provide an aggregate borrowing and letter of credit capacity of $3.5 billion (with a maximum amount of $2.8 billion directly available for TXU Electric Delivery). The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and letters of credit. At March 31, 2005, there was no commercial paper outstanding.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program to TXU Energy Holdings as of March 31, 2005 was $435 million.

The maximum amount of funding availability under the program is $700 million. Funding availability is increased through a credit ratings-based reduction (based on each originator’s credit rating) of customer deposits used to reduce the amount of undivided interests that could be sold. Undivided interests will be reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes receivable, which is reported in accounts receivable, was $238 million at March 31, 2005 and $293 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $4 million and $2 million for the three-month periods ending March 31, 2005 and 2004 and approximated 3.5% and 2.1% for the first three months of 2005 and 2004, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $1 million in the first quarters of 2005 and 2004, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The March 31, 2005 balance sheet reflects $673 million face amount of trade accounts receivable reduced by $435 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $24 million for the three months ended March 31, 2005 and decreased $52 million for the three months ended March 31, 2004. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Holdings for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Cash collections on accounts receivable	$1,445	$1,549
Face amount of new receivables purchased	(1,414)	(1,447)
Discount from face amount of purchased receivables	5	3
Program fees paid	(4)	(2)
Servicing fees paid	(1)	(1)
Decrease in subordinated notes payable	(55)	(50)

Operating cash flows used by (provided to) TXU Energy Holdings under the program	$(24)	$52

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

Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or provide a guarantee from a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

Long-term Debt — At March 31, 2005 and December 31, 2004, the long-term debt of TXU Energy Holdings and its consolidated subsidiaries consisted of the following:

	March 31, 2005	December 31, 2004
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.350% Floating Series 2001A due October 1, 2030(b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
2.330% Floating Series 2001D due May 1, 2033(b)	268	268
2.850% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
2.350% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31
Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37
Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
3.920% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	8	9
Fair value adjustments related to interest rate swaps	10	15

Total TXU Energy Holdings	3,322	3,257

Less amount due currently	431	31

Total long-term debt	$2,891	$3,226

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.
(d)	Interest rates in effect at March 31, 2005.

In January 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Fair Value Hedges — TXU Energy Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At March 31, 2005, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges using the short-cut method of hedge accounting provided by SFAS 133. As such, TXU Energy Holdings assumes that changes in the value of the derivative are exactly offset by changes in the value of the debt; therefore, there is no hedge ineffectiveness recognized.

4. MEMBERSHIP INTERESTS

In November 2004, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in January 2005. In February 2005, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in April 2005.

The following table presents the changes in Membership Interests for the three months ended March 31, 2005:

	Capital Accounts	Accumulated Other Comprehensive Gain (Loss)	Total Membership Interests
Balance at December 31, 2004	$3,742	$(151)	$3,591
Distributions paid to parent	(175)	—	(175)
Net income	200	—	200
Cash flow hedges	—	32	32
Other	1	—	1

Balance at March 31, 2005	$3,768	$(119)	$3,649

5. CONTINGENCIES

Guarantees — TXU Energy Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees are described below.

Residual value guarantees in operating leases — TXU Energy Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At March 31, 2005, the aggregate maximum amount of residual values guaranteed was approximately $171 million with an estimated residual recovery of approximately $108 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately five years.

Debt obligations of the parent – TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $115 million at March 31, 2005) for its headquarters building.

Letters of credit — TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $455 million of letters of credit were outstanding at March 31, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

TXU Energy Holdings has outstanding letters of credit in the amount of $9 million for miscellaneous credit support requirements. Although the average life of the letters of credit is approximately one year, the obligation to provide guarantees is ongoing.

TXU Energy Holdings has outstanding letters of credit in the amount of $119 million to support hedging and risk management margin requirements in the normal course of business. As of March 31, 2005, approximately 62% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

Surety bonds — TXU Energy Holdings has outstanding surety bonds of approximately $29 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Legal Proceedings — On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, as previously disclosed, TXU Corp. does not believe that there is any merit to the claims made in the Murray Litigation and it intends to vigorously defend such litigation. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. TXU Corp. expects to execute a final agreement containing the terms of such settlement during the second quarter of 2005. TXU Corp. intends to cooperate with the SEC and is in the process of responding to the subpoena.

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

Between October 19 and December 30, 2004, ten lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, TXU Corp. believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals and is set for oral argument on May 10, 2005. Further, the Commission’s investigation of the market conditions in late February 2003 has not resulted in any finding adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on appeal. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

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

6.	DERIVATIVES AND HEDGES

As of March 31, 2005, it is expected that $50 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount primarily represents amortization of dedesignated hedge losses as the hedged transactions are settled. Of this amount, $44 million relates to commodity hedges and $6 million relates to financing-related hedges.

TXU Energy Holdings experienced net hedge ineffectiveness of $1 million, reported as a gain in revenues, for the three months ended March 31, 2005. For the three months ended March 31, 2004, TXU Energy Holdings experienced net hedge ineffectiveness of $12 million, reported as a loss in revenues.

The net effect of unrealized mark-to-market ineffectiveness accounting (versus settlement accounting), which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $3 million in net gains for the three months ended March 31, 2005 and $15 million in net losses for the three months ended March 31, 2004.

7.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Deductions —

	Three Months Ended March 31,
	2005	2004
Other deductions:
Charge related to coal contract counterparty nonperformance	$12	$—
Capgemini outsourcing transition costs	3	—
Equity losses of unconsolidated entities	2	—
Employee severance and asset writedowns	(2)	17
Decrease in lease liability (a)	(15)	—
Other	1	3

Total other deductions	$1	$20

(a)	In December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds.

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$42
Additions to liability	1
Payments charged against liability	(10)
Other adjustments to the liability	(3)

Liability for severance costs as of March 31, 2005	$30

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2005	2004
Interest	$67	$58
Distributions on preferred membership interests (a)	17	17
Amortization of discount and debt issuance costs	10	6
Interest capitalized in accordance with SFAS 34	(3)	(2)

Total interest expense and related charges	$91	$79

(a)	In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interests, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Affiliate Transactions – The following represent the significant affiliate transactions of TXU Energy Holdings:

•	TXU Energy Holdings incurs electricity delivery fees charged by TXU Electric Delivery. For the three months ended March 31, 2005 and 2004, these fees totaled $311 million and $349 million, respectively.

•	TXU Energy Holdings records interest expense to TXU Electric Delivery with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest expense reimburses TXU Electric Delivery for its interest expense on the transition bonds. For the three months ended March 31, 2005 and 2004, this interest expense totaled $14 million and $12 million, respectively.

•	The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Energy Holdings’ financial statements reflect a $418 million non-interest bearing payable to TXU Electric Delivery ($32 million of which is due currently) that will be extinguished as TXU Electric Delivery pays the related income taxes.

•	The average daily balances of short-term advances to affiliates during the three months ended March 31, 2005 and 2004 was $661 million and $214 million, respectively. Interest income earned on the advances for the three months ended March 31, 2005 and 2004 was $6 million and $2 million, respectively. The weighted average interest rate for the three months ended March 31, 2005 and 2004 was 3.7% and 2.9%, respectively. Advances to affiliates may be settled in the form of dividends to US Holdings.

•	TXU Corp. charges TXU Energy Holdings for certain administrative services at cost. These costs, which are primarily included in SG&A expenses, totaled $14 million and $51 million for the three months ended March 31, 2005 and 2004, respectively. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided to TXU Energy Holdings by Capgemini.

•	TXU Energy Holdings received payments from TXU Gas under a service agreement that began in 2002 and ended June 30, 2004 and covered customer billing and customer support services provided for TXU Gas. These revenues totaled $7 million for the three months ended March 31, 2004, and are included in other revenues. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $41 million at March 31, 2005 and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•	In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ exchangeable preferred membership interests, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount, totaled $17 million for the three months ended March 31, 2005.

•	See Note 3 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

•	Also see discussion immediately below regarding a change in allocation of pension and other postretirement benefit costs.

Pension and Other Postretirement Benefits — TXU Energy Holdings is a participating employer in the pension plan sponsored by TXU Corp. TXU Energy Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to TXU Energy Holdings was $8 million and $17 million for the three month periods ended March 31, 2005 and 2004, respectively.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby on a prospective basis TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the prederegulation regulated utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. As a result of this agreement, TXU Energy Holdings estimates that its pension and other postretirement benefit costs will decrease approximately $23 million for the full year of 2005, of which $6 million was recognized in the first quarter.

Restricted Cash — At March 31, 2005, TXU Energy Holdings had $21 million in restricted cash ($6 million reported in current assets and $15 million reported in investments) for demolition and relocation work to be performed by TXU Energy Holdings related to the sale of land.

Accounts Receivable — At March 31, 2005 and December 31, 2004, accounts receivable of $766 million and $1.1 billion are stated net of allowance for uncollectible accounts of $32 million and $15 million, respectively. During the three months ended March 31, 2005, bad debt expense was $11 million, account write-offs were $7 million and changes related to receivables sold increased the allowance for uncollectible accounts by $13 million. During the three months ended March 31, 2004, bad debt expense was $26 million, account write-offs were $41 million and other changes related to receivables sold increased the allowance for uncollectible accounts by $8 million. Allowances related to receivables sold are reported in current liabilities and totaled $32 million and $45 million at March 31, 2005 and December 31, 2004, respectively.

Accounts receivable included $292 million and $387 million of unbilled revenues at March 31, 2005 and December 31, 2004, respectively.

Commodity Contracts — At March 31, 2005 and December 31, 2004, current and noncurrent commodity contract assets totaled $1.4 billion and $861 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $24 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Intangible Assets — Intangible assets other than goodwill are comprised of the followings:

	As of March 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$3	$2	$1	$3	$1	$2
Land easements	2	1	1	2	1	1
Other	31	23	8	31	23	8

Total	$36	$26	$10	$36	$25	$11

Aggregate TXU Energy Holdings amortization expense for intangible assets for the three months ended March 31, 2005 and 2004 was approximately $474,000 and $14 million, respectively. At March 31, 2005, the weighted average useful lives of capitalized software, land easements and other were 5 years, 54 years and 40 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is $1 million in 2005 and 2006 and declining thereafter.

Goodwill of $517 million at March 31, 2005 and December 31, 2004 was stated net of previously recorded accumulated amortization of $60 million.

Inventories by Major Category —

	March 31, 2005	December 31, 2004
Materials and supplies	$147	$133
Fuel stock	76	79
Gas stored underground	73	72

Total inventories	$296	$284

Inventories are carried at average cost.

Property, Plant and Equipment — At March 31, 2005 and December 31, 2004, property, plant and equipment of $9.9 billion is stated net of accumulated depreciation and amortization of $7.6 billion and $7.5 billion, respectively.

Asset Retirement Obligations — SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For TXU Energy Holdings, such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite/coal-fired plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

The asset retirement liability at March 31, 2005 was $635 million, comprised of a $631 million liability as of December 31, 2004 and $10 million of accretion during the three months ended March 31, 2005, reduced by $6 million in reclamation payments.

With respect to nuclear decommissioning costs, for TXU Energy Holdings the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process. Also see discussion above in this Note under “Affiliate Transactions”.

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2005	2004
Cash payments (receipts) related to continuing operations:

Interest (net of amounts capitalized)	$89	$73

Income taxes	$73	$(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Energy Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Energy Company LLC and subsidiaries (TXU Energy Holdings) as of March 31, 2005, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of TXU Energy Holdings’ management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Energy Holdings as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for the year then ended (not presented herein); and in our report (which includes explanatory paragraphs related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment and the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities), dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 12, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Energy Holdings is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. There are no reportable business segments within TXU Energy Holdings.

Discontinued operations – See Note 2 to Financial Statements. The sale of the Pedricktown, New Jersey 122 MW power production facility, which is subject to regulatory approval, is expected to close no later than July 2005. Under the definitive sales agreement, proceeds from the transaction are expected to be approximately $8.5 million.

RESULTS OF OPERATIONS

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations of TXU Energy Holdings (see Note 2 to Financial Statements regarding discontinued operations).

Sales Volume and Customer Count Data

	Three Months Ended March 31,
	2005	2004
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	6,317	7,119
Small business (a)	2,034	2,533

Total historical service territory	8,351	9,652
Other territories:
Residential	628	518
Small business (a)	139	61

Total other territories	767	579
Large business and other customers	4,362	6,709

Total retail electricity	13,480	16,940
Wholesale electricity sales volumes	11,480	12,553

Total retail and wholesale electricity sales volumes	24,960	29,493

Average volume (kWh) per retail customer (b):

Residential	3,256	3,452
Small business	7,002	8,084
Large business and other customers	63,906	91,240

Weather (service territory average) – percent of normal (c):

Percent of normal:
Cooling degree days	71.1%	158.4%
Heating degree days	87.7%	93.1%

Customer counts:
Retail electricity customers (end of period and in thousands) (d):
Historical service territory:
Residential	1,925	2,054
Small business (a)	299	316

Total historical service territory	2,224	2,370

Other territories:
Residential	195	163
Small business (a)	7	5

Total other territories	202	168

Large business and other customers	61	78

Total retail electricity customers	2,487	2,616

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(d)	Based on number of meters.

Revenue and Market Share Data

	Three Months Ended March 31,
	2005	2004
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$636	$650
Small business (a)	228	256

Total historical service territory	864	906

Other territories:
Residential	57	43
Small business (a)	12	6

Total other territories	69	49

Large business and other customers	327	453

Total retail electricity revenues	1,260	1,408
Wholesale electricity revenues	516	466
Hedging and risk management activities	(53)	(8)
Other revenues	80	91

Total operating revenues	$1,803	$1,957

Hedging and risk management activities:

Net realized gains (losses)	$(29)	$10
Reversal of previously recognized net unrealized gains	(9)	(28)
Net unrealized gains (losses) on open positions	(15)	10

Total	$(53)	$(8)

Average revenues per MWh:

Residential	$99.74	$90.70
Small business	$110.44	$100.83
Large business and other customers	$75.05	$67.53

Estimated share of ERCOT retail markets (b):

Historical service territory:
Residential (c)	79%	86%
Small business (c)	76%	83%
Total ERCOT:
Residential	43%	46%
Small business	30%	32%
Large business and other customers	25%	41%

(a)	Customers with demand of less than 1 MW annually.
(b)	Based on number of meters, except large business which is based upon annualized consumption.
(c)	Estimated market share is based on the number of customers that have choice.

Cost of Energy Sold Data

	Three Months Ended March 31,
	2005	2004
Fuel and purchased power costs (cost of energy sold, which excludes generation plant operating costs) per MWh:

Nuclear generation	$4.18	$4.41
Lignite/coal generation	$11.93	$13.28
Gas/oil generation and purchased power	$51.55	$43.90

Delivery fees per MWh	$25.16	$22.34

Production and purchased power volumes (GWh):

Nuclear (baseload)	4,797	4,854
Lignite/coal (baseload)	10,520	10,203
Gas/oil	260	910
Purchased power	9,806	14,232

Total energy supply	25,383	30,199
Less line loss and other	423	706

Net energy supply volumes	24,960	29,493

Baseload capacity factors (%):

Nuclear	96.9%	97.0%
Lignite/coal	87.8%	83.7%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating revenues declined $154 million, or 8%, to $1.8 billion in 2005. Retail electricity revenues decreased $148 million, or 11%, to $1.3 billion.

•	This decline reflected a $288 million decrease attributable to a 20% drop in sales volumes, primarily reflecting loss of customers due to competitive activity, particularly in the large business market, as well as milder weather. Lower business market volumes also reflected a strategy to target higher margin customer segments.

•	The effect of lower retail volumes was partially offset by $140 million in higher average pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	Retail electricity customer counts at March 31, 2005 declined 4.9% from March 31, 2004.

•	Wholesale electricity revenues grew $50 million, or 11%, to $516 million reflecting a $90 million increase due to the effect of increased natural gas prices on wholesale prices, partially offset by a $40 million decrease attributable to a 9% decline in sales volumes.

•	The comparison to 2004 reflects an increase in wholesale electricity sales volumes in the first quarter of 2004 due to the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in 2004 reduced congestion costs, resulting in normalized sales and purchase volumes in the first quarter of 2005.

•	The decrease in other revenues of $11 million primarily reflected the sale of the gas transportation business in June 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, totaled $53 million in net losses in 2005 and $8 million in net losses in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$24 million in net losses reclassified from accumulated other comprehensive income; and

•	$20 million in net unrealized losses from hedges against lower natural gas prices.

Gross Margin

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$1,803	100%	$1,957	100%
Costs and expenses:
Cost of energy sold and delivery fees	1,056	59%	1,254	64%
Generation plant operating costs	152	8%	167	9%
Depreciation and amortization	78	4%	82	4%

Gross margin	$517	29%	$454	23%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs to generate and deliver energy. Cost of energy sold consists of fuel and purchased power costs. Operating costs relate directly to generation plants. Depreciation and amortization expense included in gross margin relates to assets that are directly used in the generation of electricity.

Gross margin increased $63 million, or 14%, to $517 million in 2005.

•	Higher gross margin reflected initiatives taken to respond to higher wholesale power prices that were driven by higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower volumes and lower results from hedging and risk management activities.

•	A favorable effect on gross margin of lower cost of energy sold (fuel and purchased power costs) was largely offset by higher delivery fees on a per MWh basis.

•	Cost of energy sold reflected the favorable effect of lower purchased power volumes (due to lower sales volumes), improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, partially offset by higher per MWh cost of purchased power due to rising wholesale prices.

Operating costs decreased $15 million, or 9%, to $152 million in 2005. The decline reflected an $8 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004, and the absence of $4 million of costs associated with the gas transportation business sold in June 2004. The decline also reflects $3 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs).

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $18 million, or 19%, to $79 million. The decline included $14 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction and $3 million due to the reduction of 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives.

SG&A expenses decreased by $35 million, or 24%, to $113 million in 2005. The decline reflected:

•	$15 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	a net $12 million decline due to cost reduction initiatives, including the effects of the Capgemini agreement;

•	a $3 million net decrease in employee retirement-related expenses due to the assumption by TXU Electric Delivery of $6 million in pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005 (also see Note 7 to Financial Statements); and

•	$2 million in reduced incentive compensation expense.

Other deductions decreased $19 million to $1 million in 2005. This line item reflects:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$2 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$2 million in transition costs associated with the Capgemini outsourcing agreement;

•	a $15 million credit arising from a change in estimated sublease proceeds, due to the receipt of indicative bids in the quarter, reflected in the net liability recorded in 2004 related to leased gas-fired combustion turbines no longer in service. As the original charge associated with this liability was recorded in this line item, the related credit is being similarly reported; and

•	charges in 2004 totaling $17 million for employee severance and asset writedowns related to the restructuring actions.

Interest income increased by $7 million to $9 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $12 million, or 15%, to $91 million in 2005. The increase reflected $9 million due to higher average debt levels and $3 million representing higher interest reimbursement to TXU Electric Delivery for carrying costs related to securitized regulatory assets.

The effective income tax rate was 31.4% in both 2005 and 2004. There were no material unusual items affecting the comparison.

Income from continuing operations increased $87 million to $203 million in 2005 driven by improved gross margin and lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $5 million in 2005 and $10 million in 2004.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2005. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

Three Months Ended March 31, 2005
Balance of net commodity contract assets at beginning of period	$23
Settlements of positions included in the opening balance (1)	(9)
Unrealized mark-to-market valuations of positions held at end of period	(18)
Other activity (2)	109

Balance of net commodity contract assets at end of period	$105

(1)	Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(2)	These activities have no effect on unrealized mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration, including $114 million related to natural gas physical swap transactions, as well as option premiums and related amortization. Also includes a $12 million charge related to nonperformance by a coal contract counterparty.

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

	Three Months Ended March 31,
	2005	2004
Net unrealized losses in mark-to-market commodity contract portfolio	$(27)	$(3)
Net ineffectiveness gains/(losses) related to cash flow hedges	3	(15)

Total net unrealized losses associated with energy-related commodity contracts	$(24)	$(18)

These amounts are included in the “hedging and risk management activities” component of revenues.

Maturity Table — Of the net commodity contract asset balance above at March 31, 2005, the amount representing unrealized mark-to-market net losses that have been recognized in current and prior years’ earnings is $16 million. The offsetting net asset of $121 million included in the March 31, 2005 balance sheet is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including option premiums, net of amortization, and natural gas physical swap transactions. The following table presents the unrealized mark-to-market balance at March 31, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net mark-to-market balances at March 31, 2005
Source of fair value	Maturity less than 1 year	Maturity of 1-3 years	Maturity of 4-5 years	Maturity in Excess of 5 years	Total
Prices actively quoted	$29	$47	$—	$—	$76
Prices provided by other external sources	(87)	(17)	5	(3)	(102)
Prices based on models	10	—	—	—	10

Total	$(48)	$30	$5	$(3)	$(16)

Percentage of total fair value	300%	(188)%	(31)%	19%	100%

As the above table indicates, 112% of the unrealized mark-to-market valuations at March 31, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2006 and 2010, respectively. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	March 31,
	2005	2004
Cash flow hedge activity (net of tax):
Net change in fair value of hedges – gains/(losses):
Commodities	$15	$(58)

	15	(58)

Losses realized in earnings (net of tax):
Commodities	16	4
Financing – interest rate swaps	1	1

	17	5
Effect of cash flow hedges reported in comprehensive results related to continuing operations	$32	$(53)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the three months ended March 31, 2005 were $243 million compared to $421 million for the three months ended March 31, 2004. The principal drivers of the $178 million decrease were a $73 million federal income tax payment to TXU Corp. related to 2004 and $114 million in gas purchases in connection with natural gas physical swap transactions. Substantially all of the proceeds from these swap transactions are expected to be received by year-end 2005.

Cash flows used in financing activities were $153 million in 2005 compared to $343 million used in 2004. The activity in 2005 reflected advances to affiliates of $175 million, distributions to US Holdings of $175 million and $197 million provided by net issuances and repayments of borrowings. The activity in 2004 reflected advances to affiliates of $243 million, distributions to US Holdings of $175 million and $75 million provided by bank borrowings.

Cash flows used in investing activities totaled $89 million in 2005 compared to $72 million used during 2004. Capital expenditures, including nuclear fuel, were $84 million in 2005 and $82 million in 2004. Capital expenditures in 2005 reflected increased spending for generation plant upgrades and normal major repairs, including the nuclear steam generator replacement.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $15 million for 2005. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

Financing Activities

Long-term Debt Activity — During the three months ended March 31, 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

On May 2, 2005, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994A, in aggregate principal amount of $39 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for this series. TXU Energy Holdings currently plans to remarket the bonds later this year.

Credit Facilities— At May 5, 2005, TXU Energy Holdings had access to credit facilities totaling $4.0 billion of which $2.8 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — At March 31, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $345 million at a weighted average interest rate of 3.29%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Holdings under the program totaled $435 million and $411 million at March 31, 2005 and December 31, 2004, respectively. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BBB-	BBB-	BBB	BBB-	BBB
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	A-/BBB+	BBB+	BBB

TXU Electric Delivery’s first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery on May 6, 2005. S&P placed each such entity on negative watch on May 6, 2005.

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

It is anticipated that any downgrade by S&P would be one notch. The negative impact of such a downgrade on TXU Energy Holdings’ liquidity is currently estimated to be approximately $100 million.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Energy Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2005, all such applicable covenants were complied with or waivers were obtained.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $115 million at March 31, 2005). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

Under the terms of leases aggregating $149 million in remaining lease payments, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases. In July 2005, a rail spur lease will terminate and result in a reduction of $97 million of the $149 million in remaining lease payments, which are subject to the rating downgrade provision.

TXU Energy Holdings has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, if TXU Energy Holdings were downgraded to below investment grade by specified rating agencies, counterparties would have the option to request TXU Energy Holdings to post additional collateral of up to approximately $148 million at March 31, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $6 million.

Other arrangements of TXU Energy Holdings, including credit facilities, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Energy Holdings or its subsidiaries.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under this credit facility, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

A default by US Holdings or any subsidiary thereof on indebtedness in the unpaid principal amount in excess of $1 million would result in a default of the TXU Mining (a subsidiary of TXU Energy Holdings) $30 million senior notes that mature August 1, 2005.

TXU Energy Holdings has entered into certain mining and related equipment leasing arrangements aggregating $81 million that would terminate upon the default of any other obligations of TXU Energy Holdings owed to the lessor.

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

Long-term Contractual Obligations and Commitments— There have been no significant changes in contractual cash obligations of TXU Energy Holdings’, since December 31, 2004 as disclosed in the 2004 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp.’s accounts receivable securitization program is discussed above under “Sale of Receivables” and in Note 3 to Financial Statements.

In May 2004, as part of an overall arrangement initiated by and involving TXU Corp. and its subsidiaries, TXU Energy Holdings entered into a services agreement with Capgemini Energy LP (Capgemini). Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. The information technology assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Energy Holdings on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method. TXU Energy Holdings recorded its share of the fair value of the put option, estimated at $103 million, as a noncurrent asset.

Also see Note 5 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for additional discussion of commitments and contingencies.

REGULATION AND RATES

Price-to-Beat Rates —On April 15, 2005, TXU Energy Holdings filed a request for a price-to-beat increase which was approved by the Commission on May 11, 2005. The increase was effective immediately. The price-to-beat increase raises the average monthly residential bill by 9.9%.

ERCOT Market Issues - The Texas Public Utility Regulatory Act (PURA) and the Commission are subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature reauthorize the Commission for six years, and has recommended other changes to PURA that are not expected to have a material impact upon TXU Energy Holdings’ operations. The Legislature is currently considering additional legislation and could enact other changes to PURA, but TXU Energy Holdings cannot predict whether any such changes might have a material impact on its operations.

Texas Legislative Session – The Texas legislature is currently in session and is considering various matters, including changes to various tax provisions and changes to the Public Utilities Regulatory Act (PURA) resulting from the state-mandated sunset review of the Public Utility Commission of Texas. TXU Energy Holdings cannot predict the ultimate outcome of this or any other matters under consideration by the legislature.

Wholesale Market Design – In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:

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

In December 2004, a cost-benefit analysis prepared by a third-party consultant was filed with the Commission by ERCOT. ERCOT filed its description of the proposed market design on March 18, 2005, subject to a commitment to update the filing when the description of the financial settlement for the proposed market design is completed. TXU Energy Holdings is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

Wholesale Market Investigation — On December 8, 2004, the Commission Staff opened a project (PUC Project No. 30513) to facilitate an ongoing informal fact-finding review of the electric wholesale market activities of TXU Energy Holdings and its affiliates. Commission Staff indicated that it “created this project because of substantial concerns publicly expressed by the Commission and market participants about TXU’s recent activities.” TXU Energy Holdings’ discussions with Commission Staff and the requests for information indicate that the informal review is focused on TXU Energy Holdings’ offers to sell balancing energy services in ERCOT. Balancing energy constitutes only about five to ten percent of the energy sold at wholesale in ERCOT. TXU Energy Holdings has been fully cooperating with the Commission Staff in its review and has fully responded to Commission Staff’s requests for information. On April 26, 2005, the Commission Staff issued a report by its consultant, Potomac Economics, concerning the balancing energy transactions at issue. This report indicates no evidence of unlawful activities by TXU Energy Holdings. The Staff indicated in an accompanying memorandum that it does not intend to pursue any enforcement actions against market participants, including TXU Energy Holdings, in this matter.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed and options to fund the cost are being evaluated. Based on the study, changes in the tariff, if any, are expected to be filed with the PUC in mid-2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

RISK OVERSIGHT

TXU Corp.’s wholesale markets management operation manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

	March 31, 2005	December 31, 2004
Period-end MtM VaR:	$21	$20
Average Month-end MtM VaR:	$17	$20

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

Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions.

	March 31, 2005	December 31, 2004
EaR	$24	$24
CFaR	$62	$116

Natural Gas Price & Market Heat-Rate Exposure — Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity.

TXU Energy Holdings is both a producer and a buyer of wholesale electricity. The generation operations supply power to the wholesale market and the retail business, which also purchases power in the wholesale market. The combination of these two businesses provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Energy Holdings’ wholesale market positions, for 2005 TXU Energy Holdings’ portfolio position is substantially balanced with respect to changes in natural gas prices, given TXU Energy Holdings’ projections of baseload unit availability and customer churn and assuming no changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa. In the near term, TXU Energy Holdings has more significant exposure to changes in market heat rates than natural gas prices, in part due to TXU Energy Holdings’ 8,825 MW of active gas-fired generation capacity in Texas that TXU Energy Holdings currently dispatches for its own use. TXU Energy Holdings expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

Over the longer term, TXU Energy Holdings’ exposure to changes in natural gas prices and market heat rates is expected to increase. The magnitude of this exposure is determined by several key assumptions including, but not limited to, baseload generation capacity factors, gas plant availability, the size of the retail business (both large business and residential), and the levels and stability of margins in the retail business. In the unlikely case that TXU Energy Holdings’ retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Energy Holdings could experience an approximate $250 million reduction in annual pretax earnings for every $0.50 per million British thermal units reduction in natural gas prices (approximate 7% change in current price) sustained over a full year. In the same scenario of retail price linkage to wholesale markets, if natural gas prices and other nonprice conditions remained unchanged, but ERCOT electricity prices declined by $5/MWh (approximate 8% change in current price) for a full year because of declining market heat rates, TXU Energy Holdings could experience an approximate $320 million reduction in annual pretax earnings.

INTEREST RATE RISK

See Note 3 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2004.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Energy Holdings’ gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $2.2 billion at March 31, 2005.

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

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of March 31, 2005, is $1.09 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy Holdings (cash, letters of credit and other security interests), the net credit exposure is $860 million. Of this amount, approximately 85% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Energy Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Energy Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $103 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S.A.

The following table presents the distribution of credit exposure as of March 31, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

				Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$894	$166	$728	$554	$94	$80	$728
Noninvestment grade	196	64	132	102	16	14	132

Totals	$1,090	$230	$860	$656	$110	$94	$860

Investment grade	82%	72%	85%
Noninvestment grade	18%	28%	15%

TXU Energy Holdings had exposure with two counterparties each having exposure greater than 10% of the net exposure of $860 million at March 31, 2005. These two counterparties represent approximately 10% and 11% respectively of the net exposure and are viewed to be a minimal credit risk. Additionally, approximately 76% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

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

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day. As a result, TXU Energy Holdings is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

TXU Energy Holdings’ businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Energy Holdings will need to adapt to these changes and may face increasing competitive pressure. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted, and may continue to result in, declines in customer counts and sales volumes.

TXU Energy Holdings’ businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, recovery of purchased gas and power costs, decommissioning costs and present or prospective wholesale and retail competition. In particular, PURA and the Commission will be subject to sunset review by the Texas Legislature during this 2005 legislative session. See “ERCOT Market Issues” and “Wholesale Market Design” above.

TXU Energy Holdings, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Energy Holdings and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

TXU Energy Holdings is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Energy Holdings markets and trades power, including power from its own production facilities, as part of its wholesale markets management operation. TXU Energy Holdings’ results of operations are likely to depend in large part upon prevailing retail rates, which are set in part by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

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

Volatility in market prices for fuel and electricity may result from:

•	severe or unexpected weather conditions,

•	seasonality,

•	changes in electricity usage,

•	illiquidity in the wholesale power or other markets,

•	transmission or transportation constraints, inoperability or inefficiencies,

•	availability of competitively priced alternative energy sources,

•	changes in supply and demand for energy commodities,

•	changes in power production capacity and heat rate,

•	outages at TXU Energy Holdings’ power production facilities or those of its competitors,

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state, local and foreign energy, environmental and other regulation and legislation.

All but one of TXU Energy Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy Holdings’ baseload power production is dependent in significant part upon the price of natural gas. TXU Energy Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy Holdings’ power production assets and the size of its position relative to market liquidity.

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

The current credit ratings for TXU Energy Holdings’ long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody’s or Fitch were to downgrade TXU Energy Holdings’ ratings, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease and liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of TXU Energy Holdings’ large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Energy Holdings’ ratings were to decline, particularly below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Energy Holdings.

In addition, as discussed in the 2004 Form 10-K, the terms of certain of TXU Energy Holdings’ financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

The ownership and operation of nuclear facilities, including TXU Energy Holdings’ ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•	Regulatory Risk– The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk– Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy Holdings’ resources, including insurance coverage.

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

While TXU Energy Holdings may now offer prices other than the price-to-beat, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007. The results of TXU Energy Holdings’ retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Energy Holdings in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on power production and purchase costs, TXU Energy Holdings does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Energy Holdings’ price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Energy Holdings’ price-to-beat rate will not result in negative headroom in the future. In addition, TXU Corp. faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well known brand recognition. Such competition may also offer prices that are too low to be sustainable over the long-term, but attract customers away from TXU Energy Holdings.

In most retail electric markets outside its historical service territory, TXU Energy Holdings’ principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Energy Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Energy Holdings and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Energy Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Energy Holdings to enter these markets.

TXU Energy Holdings depends on transmission and distribution facilities owned and operated by other utilities, as well as its affiliates’ facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy Holdings’ ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Energy Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy Holdings’ customers could negatively impact the satisfaction of its customers with its service.

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

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Energy Holdings’. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Energy Holdings has facilities, the market value of TXU Energy Holdings’ power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Energy Holdings’ facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Holdings contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Energy Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Energy Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC, the Commission and the NRC, with respect to:

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of, and “sunset provisions” regarding, the restructuring legislation passed by the Texas legislature in 1999;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Energy Holdings’ ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Energy Holdings’ financial instruments;

•	changes in technology used by and services offered by TXU Energy Holdings;

•	significant changes in TXU Energy Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Energy Holdings; and

•	actions of rating agencies.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Energy Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, TXU Energy Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Energy Holdings’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Energy Holdings’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 regarding legal proceedings.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed* With File Number	As Exhibit
10	1-12833 Form 8-K filed April 1, 2005	10	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Electric Delivery, TXU Energy Holdings, JPMorgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Calyon New York Branch and certain other lenders party thereunto
(15)	Letter re: Unaudited Interim Financial Information.

15				Letter from independent registered public accounting firm as to unaudited interim financial information.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Paul O’Malley, principal executive officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.

32(a)			—	Certification of Paul O’Malley, principal executive officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits

99				Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2005.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ENERGY COMPANY LLC

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: May 12, 2005