Form 10-K/A
period 2004-12-31
TXU ENERGY CO LLC
filed 2005-06-24
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-108876

TXU Energy Company LLC

(Exact Name of Registrant as Specified in its Charter)

A Delaware Limited Liability Company	75-2967817
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX	75201-3411
(Address of Principal Executive Offices)	(Zip Code)

(214) 812-4600

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of TXU Energy Company LLC common membership interests held by non-affiliates: None

TXU Corp. indirectly owns all the common members’ interests of TXU Energy Company LLC.

TXU Energy Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE - None

Explanatory Note

This Form 10-K/A is being filed to revise the presentation of cash flows from discontinued operations in the Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004. This revision does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows, but provides additional details of cash flows from discontinued operations.

In connection with the preparation of the report on Form 10-Q for the quarter ended March 31, 2005, TXU Energy Company LLC management reviewed its method of presenting discontinued operations in its Statements of Condensed Consolidated Cash Flows and concluded it should revise the presentation to provide more information in accordance with the provisions of FASB Statement No. 95 “Statement of Cash Flows.” Accordingly, beginning with the quarter ended March 31, 2005, TXU Energy Company LLC began presenting cash flows from discontinued operations in the categories of operating, investing and financing activities instead of a single line presentation.

This Form 10-K/A for 2004, 2003 and 2002 includes these revisions and hereby amends:

•	Part II, Item 8, Financial Statements. Revisions have been made to the Statements of Consolidated Cash Flows for 2004, 2003 and 2002, Note 17 has been added to “Notes to Financial Statements” and the Report of Independent Registered Public Accounting Firm has been updated.

•	Part II, Item 9A, Controls and Procedures. Added management’s conclusion that revisions to the Statements of Consolidated Cash Flows did not result from material weaknesses in internal controls over financial reporting.

•	Part IV, Item 15, Exhibits. Amended to file herewith, Exhibit 23, Consent of Independent Registered Public Accounting Firm, and Exhibits 31(a), 31(b), 32(a) and 32(b), Certifications of the Chief Executive Officer and the Chief Financial Officer of TXU Energy Company LLC required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2002 Form 8-K	US Holdings’ Current Report on Form 8-K filed on February 26, 2003 for TXU Energy Holdings with respect to its financial information for the year ended December 31, 2002, and Form 8-K filed September 16, 2003 to reflect the impact of adopting SFAS 145 on the financial information reported in the Form 8-K filed on February 26, 2003

2002 Form 10-K	US Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002

2003 Form 8-K	the Form 8-K of TXU Energy Holdings filed December 10, 2004, reflecting the impact of the reclassification of discontinued operations on the financial information reported in the 2003 Form 10-K

2003 Form 10-K	TXU Energy Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

APB 30	Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a new company providing business process support services to TXU Energy Holdings and a subsidiary of Cap Gemini North America Inc.

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”

EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46	FIN No. 46, “Consolidation of Variable Interest Entities”

FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

Fitch	Fitch Ratings, Ltd.

FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)

FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 145	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”

SG&A	selling, general and administrative

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp. a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company (formerly Oncor Electric Delivery Company), a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC), depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of the TXU Energy Holdings and TXU Electric Delivery businesses

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is set forth under Statement of Responsibility, Report of Independent Registered Public Accounting Firm, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Membership Interests and Notes to Financial Statements included in Appendix A to this report.

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

As discussed in Note 17 to Financial Statements, TXU Energy Holdings has revised the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004. Management concluded the revision did not result from a material weakness in internal controls over financial reporting. Consequently, no additional changes in the design and operation of internal controls over financial reporting in effect at December 31, 2004 have been implemented.

1

Appendix A

TXU ENERGY COMPANY LLC AND SUBSIDIARIES

I NDEX TO FINANCIAL INFORMATION

December 31, 2004

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

The management of TXU Energy Company LLC is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management’s authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Energy Company LLC’s system of internal control and takes appropriate actions which are cost effective in the circumstances. Management believes that, as of December 31, 2004, TXU Energy Company LLC’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Energy Company LLC and its subsidiaries and to issue their report thereon.

/s/ Paul O’ Malley	/s/ Kirk R. Oliver
Paul O’Malley, Chairman of the Board, President and Chief Executive	Kirk R. Oliver, Executive Vice President and Chief Financial Officer

REPO RT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 17 to the Notes to Financial Statements, the statements of consolidated cash flows for each of the three years in the period ended December 31, 2004 have been restated to present cash flows from discontinued operations in the categories of operating, investing and financing activities.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas March 21, 2005 (June 8, 2005 as to Note 17)

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED I NCOME

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars

Operating revenues	$8,495	$7,986	$7,678

Costs and expenses:
Cost of energy sold and delivery fees	5,265	5,117	4,771
Operating costs	704	685	698
Depreciation and amortization	350	407	450
Selling, general and administrative expenses	667	636	774
Franchise and revenue-based taxes	117	124	120
Other income	(110)	(48)	(33)
Other deductions	610	22	254
Interest income	(31)	(8)	(10)
Interest expense and related charges	353	323	215

Total costs and expenses	7,925	7,258	7,239

Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	570	728	439
Income tax expense	162	231	117

Income from continuing operations before cumulative effect of changes in accounting principles	408	497	322

Loss from discontinued operations, net of tax effect	(34)	(18)	(52)

Cumulative effect of changes in accounting principles, net of tax effect	4	(58)	—

Net income	$378	$421	$270

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars
Components related to continuing operations:
Income from continuing operations before cumulative effect of changes in accounting principles	$408	$497	$322
Other comprehensive income (loss), net of tax effects
Minimum pension liability adjustments (net of tax (expense) benefit of $(4), $(12) and $21)	7	25	(39)
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $46, $74 and $86)	(86)	(137)	(159)
Amounts realized in earnings during the period (net of tax expense of $20, $90 and $9)	38	167	17

Total	(41)	55	(181)

Comprehensive income related to continuing operations	367	552	141

Comprehensive loss related to discontinued operations	(34)	(18)	(52)

Cumulative effect of changes in accounting principles, net of tax effect	4	(58)	—

Comprehensive income	$337	$476	$89

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars
	(as restated, see Note 17)
Cash flows — operating activities
Income from continuing operations before cumulative effect of changes in accounting principles	$408	$497	$322
Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	414	469	499
Bad debt expense	91	114	155
Deferred income taxes and investment tax credits – net	—	11	(93)
Losses on early extinguishment of debt	1	—	—
Net gain from sale of assets	(107)	(45)	(30)
Net effect of unrealized mark-to-market valuations of commodity contracts	109	100	113
Asset writedowns and lease-related charges	371	—	237
Changes in regulatory-related liabilities	(79)	(12)	185
Stock-based compensation expense	25	10	(1)
Net equity loss from unconsolidated affiliates	5	—	—
Changes in operating assets and liabilities:
Affiliate accounts receivable/payable – net	(21)	(41)	201
Accounts receivable – trade	(197)	197	(603)
Impact of sale of accounts receivable program	(93)	75	1
Inventories	20	(58)	(96)
Accounts payable – trade	159	(30)	116
Margin deposits	34	25	(6)
Commodity contract assets and liabilities – net	(5)	24	(45)
Other net assets	34	(214)	4
Other net liabilities	(51)	247	35

Cash provided by operating activities	1,118	1,369	994

Cash flows — financing activities
Issuances of long-term debt	800	1,820	811
Retirements/repurchases of debt	(630)	(711)	(1,683)
Increase (decrease) in notes payable to banks	210	(282)	282
Net change in advances from affiliates	(363)	(1,618)	1,169
Decrease in note payable to TXU Electric Delivery related to a regulatory liability	(2)	(170)	(180)
Distribution paid to parent	(700)	(750)	(777)
Debt premium, discount, financing and reacquisition expenses	(15)	(36)	(29)

Cash used in financing activities	(700)	(1,747)	(407)

Cash flows — investing activities
Capital expenditures	(281)	(163)	(284)
Nuclear fuel	(87)	(44)	(52)
Proceeds from sale of assets and businesses	29	24	443
Other	(2)	(19)	(71)

Cash provided by (used in) investing activities	(341)	(202)	36

Discontinued operations
Cash used in operating activities	(27)	(3)	(12)
Cash used in financing activities	—	(2)	—
Cash provided by (used in) investing activities	2	—	(28)

Cash used by discontinued operations	(25)	(5)	(40)

Net change in cash and cash equivalents	52	(585)	583
Cash and cash equivalents – beginning balance	18	603	20

Cash and cash equivalents – ending balance	$70	$18	$603

See Notes to Financial Statements

TXU E NERGY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	Millions of Dollars
ASSETS
Current assets:
Cash and cash equivalents	$70	$18
Restricted cash	6	—
Advances to affiliates	686	289
Accounts receivable – trade	1,139	943
Inventories	284	386
Commodity contract assets	546	548
Other current assets	233	225

Total current assets	2,964	2,409

Investments:
Restricted cash	15	—
Other investments	538	479
Property, plant and equipment — net	9,920	10,345
Goodwill	517	533
Commodity contract assets	315	109
Cash flow hedge and other derivative assets	8	88
Assets held for sale	17	59
Other noncurrent assets	221	126

Total assets	$14,515	$14,148

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes payable – banks	$210	$—
Long-term debt due currently	31	1
Accounts payable — trade:
Affiliates (principally TXU Electric Delivery)	191	211
All other	861	712
Notes or other liabilities due TXU Electric Delivery	49	13
Commodity contract liabilities	491	502
Accrued taxes	190	292
Other current liabilities	708	644

Total current liabilities	2,731	2,375

Accumulated deferred income taxes	1,927	1,950
Investment tax credits	342	360
Commodity contract liabilities	347	47
Cash flow hedges and other derivative liabilities	178	140
Notes or other liabilities due TXU Electric Delivery	386	423
Other noncurrent liabilities and deferred credits	1,270	1,262
Long-term debt, less amounts due currently	3,226	3,084
Exchangeable preferred membership interest, net of discount ($239 and $253)	511	497
Liabilities held for sale	6	11

Total liabilities	10,924	10,149

Contingencies (Note 15)
Membership interests	3,591	3,999

Total liabilities and membership interests	$14,515	$14,148

See Notes to Financial Statements.

TXU ENERGY COMPA NY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2004	2003	2002
	Millions of Dollars
Membership interests:
Capital accounts:
Balance at beginning of year	$4,109	$4,438	$4,196
Net income	378	421	270
Distribution paid to parent	(700)	(750)	(777)
Transfer of TXU Fuel ownership to parent	(73)	—	—
Noncash contributions related to share-based compensation	28	—	—
Noncash capital contribution related to issuance of exchangeable subordinated notes	—	—	266
Noncash goodwill capital contribution	—	—	468
Conversion of capital from (to) advances	—	—	15

Balance at end of year	3,742	4,109	4,438

Accumulated other comprehensive income, net of tax effects:
Minimum Pension Liability Adjustment:
Balance at beginning of year	(14)	(39)	—
Change during the year	7	25	(39)

Balance at end of year	(7)	(14)	(39)

Cash flow hedges (SFAS 133):
Balance at beginning of year	(96)	(126)	16
Change during the year	(48)	30	(142)

Balance at end of year	(144)	(96)	(126)

Total membership interests	$3,591	$3,999	$4,273

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

Management believes that its actions in 2004 have resulted in sustainable profitability improvements, principally through streamlining of the organization, optimization of energy supply costs and improved customer retention. Certain of the actions have resulted in unusual charges and credits impacting 2004 net income, summarized as follows and discussed below in more detail:

		Charge/(Credit) to Earnings
	Income Statement Classification	Pretax	After-tax
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)

Total		$521	$339

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

Investments — Deposits in a nuclear decommissioning trust fund are accounted for as trading securities and are therefore carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Energy Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 5 – Investments).

Property, Plant and Equipment – Properties are stated at original cost. The cost of property additions includes direct labor and materials and applicable overhead, including payroll-related costs.

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

Income Taxes —TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment – net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in affiliated receivable	48

Cumulative effect of change in accounting principles	$5

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

4. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the various businesses to be sold:

	Strategic Retail Services	Pedrick- town	Total
2004
Operating revenues	$17	$32	$49
Operating costs and expenses	20	37	57
Other deductions (income) — net	10	—	10
Interest income	(1)	—	(1)

Operating loss before income taxes	(12)	(5)	(17)
Income tax benefit	(4)	(2)	(6)
Charges related to exit (after-tax)	6	17	23

Loss from discontinued operations	$(14)	$(20)	$(34)

2003
Operating revenues	$60	$22	$82
Operating costs and expenses	60	28	88
Other deductions (income) — net	11	—	11
Interest income	(1)	—	(1)
Interest expense and related charges	1	—	1

Operating loss before income taxes	(11)	(6)	(17)
Income tax benefit	(4)	(2)	(6)
Charges related to exit (after-tax)	7	—	7

Loss from discontinued operations	$(14)	$(4)	$(18)

2002
Operating revenues	$47	$18	$65
Operating costs and expenses	122	22	144
Interest expense and related charges	1	—	1

Operating loss before income taxes	(76)	(4)	(80)
Income tax benefit	(27)	(1)	(28)

Loss from discontinued operations	$(49)	$(3)	$(52)

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

Balance sheet - The following details the assets and liabilities of the Pedricktown operations held for sale:

December 31, 2004
Current assets	$2
Property, plant and equipment	15

Assets held for sale	$17

Current liabilities	$3
Noncurrent liabilities	3

Liabilities held for sale	$6

5. INVESTMENTS

The following information is a summary of the investment balance as of December 31, 2004 and 2003 (in millions):

	December 31,
	2004	2003
Nuclear decommissioning trust	$361	$323
Investment in affiliate holding Capgemini-related assets	31	—
Land	82	87
Assets related to employee benefit plans	43	40
Miscellaneous other	21	29

Total investments	$538	$479

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value, with the cumulative increase in fair value recorded as a liability (Also see Note 15 – under Nuclear Decommissioning). Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Activity in the trust fund was as follows:

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

Credit Facilities — At December 31, 2004, TXU Corp. had access to credit facilities (some of which provide for long-term borrowings) as follows:

			At December 31, 2004
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability

364-day Credit Facility	June 2005	TXU Energy Holdings, TXU Electric Delivery	$600	$75	$—	$525
Three-Year Revolving Credit Facility	June 2007	TXU Energy Holdings, TXU Electric Delivery	1,400	18	210	1,172
Five-Year Revolving Credit Facility	December 2005	TXU Corp.	425	419	—	6
Five-Year Revolving Credit Facility	June 2009	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	—	—	500

Total			$3,425	$512	$210	$2,703

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

7. LONG-TERM DEBT

Long-term Debt — At December 31, 2004 and 2003, the long-term debt of TXU Energy Holdings and its consolidated subsidiaries consisted of the following:

	December 31, 2004	December 31, 2003
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	118
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)	—	121
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	274
2.030% Floating Series 2001D due May 1, 2033(b)	268	271
2.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	63
2.030% Floating Series 2002A due May 1, 2037(b)	45	61
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	72
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
2.838% Floating Rate Senior Notes due January 17, 2006	400	—
Capital lease obligations	9	13
Other	—	8
Fair value adjustments related to interest rate swaps	15	11
Unamortized discount	—	(2)

Total TXU Energy Holdings	3,257	3,085

Less amount due currently	31	1

Total long-term debt	$3,226	$3,084

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at December 31, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.

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

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Energy Holdings adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $6 million ($4 million after-tax) cumulative effect of a change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in stock.

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

10. INCOME TAXES

The components of income tax expense are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
US Federal	$161	$211	$229
State	1	9	3
Non-US	—	—	1

Total	162	220	233

Deferred:
US Federal	16	27	(100)
State	—	—	4
Non-US	—	1	—

Total	16	28	(96)

Investment tax credits	(16)	(17)	(20)

Total	$162	$231	$117

Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	$570	$728	$439

Income taxes at the federal statutory rate of 35%	$200	$255	$154
Depletion allowance	(25)	(25)	(25)
Amortization of investment tax credits	(16)	(17)	(20)
Preferred securities cost	6	6	—
State income taxes, net of federal tax benefit	1	6	5
Other	(4)	6	3

Income tax expense	$162	$231	$117

Effective tax rate	28.4%	31.7%	26.7%

The components of TXU Energy Holdings’ deferred tax assets and liabilities are as follows:

	December 31,
	2004			2003
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Unamortized investment tax credits	$120	$—	$120	$126	$—	$126
Bad debt reserve	11	11	—	20	20	—
Impairment of assets	68	—	68	168	—	168
Nuclear decommissioning asset retirement obligation	151	—	151	150	—	150
Retail clawback liability	33	—	33	61	—	61
Alternative minimum tax	330	—	330	335	—	335
Net operating loss (NOL) carryforwards	6	—	6	12	—	12
Employee benefits	134	—	134	113	—	113
Deferred benefit of state income taxes	10	10	—	14	13	1
Combustion turbine lease	69	—	69	13	—	13
Other	257	76	181	174	52	122

Total deferred tax asset	1,189	97	1,092	1,186	85	1,101

Deferred Tax Liabilities
Depreciation differences and capitalized construction costs	2,941	—	2,941	2,930	—	2,930
Software development costs	41	—	41	82	—	82
State income taxes	—	—	—	2	—	2
Other	40	3	37	40	3	37

Total deferred tax liability	3,022	3	3,019	3,054	3	3,051

Net Deferred Tax Liability (Asset )	$1,833	$(94)	$1,927	$1,868	$(82)	$1,950

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Energy Holdings’ significant financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On-balance sheet liabilities:
Long-term debt (including current maturities) (a)	$3,248	$3,351	$3,072	$3,273
Exchangeable preferred membership interests, net of discount (b)	$511	$750	$497	$1,580
Financial guarantees	$—	$—	$2	$1

Off-balance sheet liabilities:
Financial guarantees	$—	$8	$—	$12

(a)	Excludes capital leases.
(b)	Exchanged for preferred membership interests (from subordinated notes) in 2003 and purchased by TXU Corp. in April 2004. Carrying amount is net of discount. Fair value is assumed to be principal amount on the preferred membership interests.

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

	Accumulated Other Comprehensive Loss
	Year Ended December 31, 2004
	Commodity related	Interest related	Total
Dedesignated hedges (amounts fixed)	$90	$50	$140
Hedges subject to market price fluctuations	4	—	4

Total	$94	$50	$144

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

Expected future capacity payments under existing agreements are estimated as follows:

2005	$108
2006	56
2007	18
2008	—
2009	—
Thereafter	—

Total capacity payments	$182

At December 31, 2004, TXU Energy Holdings had commitments for pipeline transportation and storage reservation fees as follows:

2005	$74
2006	45
2007	44
2008	41
2009	43
Thereafter	107

Total pipeline transportation and storage reservation fees	$354

On the basis of TXU Energy Holdings’ current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Coal Contracts — TXU Energy Holdings has commitments under coal purchase agreements and coal transportation agreements as follows:

2005	$96
2006	109
2007	95
2008	98
2009	102
Thereafter	—

Total	$500

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

As of December 31, 2004, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Capital Leases	Operating Leases
2005	$2	$71
2006	2	71
2007	2	75
2008	2	72
2009	1	70
Thereafter	2	394

Total future minimum lease payments	11	$753

Less amounts representing interest	2

Present value of future minimum lease payments	9
Less current portion	1

Long-term capital lease obligation	$8

Guarantees — TXU Energy Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

Residual value guarantees in operating leases —TXU Energy Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At December 31, 2004, the aggregate maximum amount of residual values guaranteed was approximately $160 million with an estimated residual recovery of approximately $96 million. The average life of the lease portfolio is approximately five years.

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

Other Income and Deductions —

	Year Ended December 31,
	2004	2003	2002
Other income
Net gain on sale of properties and businesses	$107	$45	$30
Other	3	3	3

Total other income	$110	$48	$33

Other deductions
Asset writedown and lease termination charges	$371	$2	$237
Employee severance charges	107	—	—
Power purchase contract settlement	101	—	—
Capgemini transition costs	9	—	—
Expenses related to cancelled construction projects	6	—	—
Equity losses of unconsolidated entities	5	—	—
Transaction related fees	2	—	—
Debt extinguishment losses	1	3	—
Loss on sale of properties	—	—	2
Other	8	17	15

Total other deductions	$610	$22	$254

Severance Liability Related to Restructuring Activities -

Liability for severance costs as of December 31, 2003	$2
Additions to liability	81
Payments charged against liability	(37)
Other adjustments to the liability	(4)

Liability for severance costs as of December 31, 2004	$42

The above table excludes severance costs reported in discontinued operations.

Interest Expense and Related Charges —

	Year Ended December 31,
	2004	2003	2002
Interest (a)	$264	$272	$213
Distributions on preferred membership interests (b)	68	34	—
Amortization of discount and debt issuance costs	29	24	8
Interest capitalized in accordance with SFAS 34	(8)	(7)	(6)

Total interest expense and related charges	$353	$323	$215

(a)	Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003.
(b)	In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interests, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Affiliate Transactions — The following represent the significant affiliate transactions of TXU Energy Holdings:

•	TXU Energy Holdings incurs electricity delivery fees charged by TXU Electric Delivery. For the years ended December 31, 2004, 2003 and 2002, these fees totaled $1.4 billion, $1.5 billion and $1.6 billion, respectively. These amounts included $1 million for the year ended December 31, 2004 and $2 million for each of the years ended December 31, 2003 and 2002 pursuant to a transformer maintenance agreement.

•	TXU Energy Holdings records interest expense to reimburse TXU Electric Delivery for interest on TXU Electric Delivery’s debt associated with generation-related regulatory assets, which now consists entirely of securitization bonds. For the years ended December 31, 2004, 2003 and 2002, this interest expense totaled $54 million, $43 million and $28 million, respectively.

•	Under the terms of the settlement plan, TXU Electric Delivery issued an initial $500 million of securitization bonds in 2003 and issued $790 million in June 2004. The incremental income taxes TXU Electric Delivery will pay on the transition charges to TXU Electric Delivery’s customers related to the bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Energy Holdings’ financial statements reflect a $435 million non-interest bearing note payable to TXU Electric Delivery ($49 million of which is due currently) that will be extinguished as TXU Electric Delivery pays the related income taxes.

•	The average daily balances of short-term advances to affiliates during the year ended December 31, 2004 was $964 million and average daily short-term advances from affiliates during the years ended December 31, 2003 and 2002 were $343 million and $417 million, respectively. Interest income earned on the advances for the year ended December 31, 2004 was $28 million and interest expense incurred on the advances for the years ended December 31, 2003 and 2002 was $8 million and $10 million, respectively. The weighted average interest rate for the year ended December 31, 2004, 2003 and 2002 was 2.9%, 2.8% and 2.7%, respectively.

•	TXU Corp. charges TXU Energy Holdings for financial, accounting, environmental and other administrative services at cost. For the years ended December 31, 2004, 2003 and 2002, these costs totaled $184 million, $223 million and $286 million, respectively, and are primarily included in SG&A expenses. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the functions previously performed by TXU Corp. are now provided by Capgemini.

•	TXU Energy Holdings received payments from TXU Gas under a service agreement that began in 2002 and ended June 30, 2004 and covered customer billing and customer support services provided for TXU Gas. These revenues totaled $15 million, $29 million and $28 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in other revenues. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by TXU Electric Delivery, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Differences between the costs collected through the delivery fee surcharge by TXU Electric Delivery and the accrued depreciation and accretion-related expenses incurred by TXU Energy Holdings are recorded as a regulatory asset by TXU Electric Delivery. The regulatory asset, which totaled $30 million at December 31, 2004, represents the excess of the decommissioning liability over the trust fund balance. TXU Energy Holdings recorded $1 million and $29 million in 2004 and 2003 respectively, in earnings and through intercompany receivables/payables on its balance sheet.

•	In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ exchangeable preferred membership interests, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount, totaled $57 million for the year ended December 31, 2004 since the date of TXU Corp.’s purchase of the securities.

Restricted Cash – At December 31, 2004, TXU Energy Holdings had $21 million in restricted cash ($6 million reported in current assets and $15 million reported in investments) for demolition and relocation work to be performed by TXU Energy Holdings related to the sale of land.

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

Commodity Contract Assets – At December 31, 2004 and 2003, current and noncurrent commodity contract assets totaling $861 million and $657 million, respectively, are stated net of applicable credit (collection) and performance reserves totaling $15 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

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

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets (included in property, plant and equipment):
Capitalized software	$3	$1	$2	$241	$112	$129
Land easements	2	1	1	11	8	3
Mineral rights and other	31	23	8	31	22	9

Total	$36	$25	$11	$283	$142	$141

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

Supplemental Cash Flow Information —

	Year Ended December 31,
	2004	2003	2002
Cash payments:
Interest (net of amounts capitalized)	$339	$262	$204
Income taxes	$232	$106	$157
Cash receipts related to discontinued operations:
Income taxes	$(7)	$(14)	$—
Noncash investing and financing activities:
Transfer of TXU Fuel ownership	$(73)	$—	$—
Conversion of capital (from) to advances	$—	$—	$(15)
Noncash capital contribution related to issuance of exchangeable subordinated notes	$—	$—	$266

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

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004:
Operating revenues	$1,957	$2,115	$2,517	$1,906
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$116	$(19)	$309	$2
Loss from discontinued operations, net of tax effect	$(3)	$(27)	$(3)	$(1)
Cumulative effect of changes in accounting principles, net of tax effect	$—	$—	$—	$4
Net income (loss)	$113	$(46)	$306	$5

Included in fourth quarter 2004 income from continuing operations were lease termination costs of $180 million ($117 million after-tax) and charges related to the termination of a power purchase contract of $43 million ($28 million after-tax).

2003:
Operating revenues	$1,790	$2,016	$2,437	$1,743
Income from continuing operations before cumulative effect of changes in accounting principles	$36	$154	$250	$57
Loss from discontinued operations, net of tax effect	$(1)	$—	$(1)	$(16)
Cumulative effect of changes in accounting principles, net of tax effect	$(58)	$—	$—	$151
Net income (loss)	$(23)	$154	$249	$41

Included in fourth quarter 2003 income from discontinued operations were impairment and other exit charges totaling $10.3 million ($6.7 million after-tax).

17. RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

This Form 10-K/A is being filed to revise the presentation of cash flows from discontinued operations in the Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004. This revision does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows, but provides additional details of cash flows from discontinued operations.

In connection with the preparation of the report on Form 10-Q for the quarter ended March 31, 2005, TXU Energy Holdings’ management reviewed its method of presenting discontinued operations in its Statements of Condensed Consolidated Cash Flows and concluded it should revise the presentation to provide more information in accordance with the provisions of FASB Statement No. 95 “Statement of Cash Flows.” Accordingly, beginning with the quarter ended March 31, 2005, TXU Energy Holdings began presenting cash flows from discontinued operations in the categories of operating, investing and financing activities instead of a single line presentation.

TXU Energy Company LLC Exhibits to 2004 Form 10-K/A

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—	Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings, dated as of December 14, 2001.

3(i)	Articles of Incorporation.

3(a)	333-108876 Form S-4 (filed September 17, 2003)	3(a)		Certificate of Formation of TXU Energy Company LLC dated November 5, 2001.

3(ii)	By-laws.

3(b)	333-108876 Form S-4 (filed September 17, 2003)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of TXU Energy Company LLC dated as of July 1, 2003.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**

4(a)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.

4(b)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.

4(c)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Officer’s Certificate, dated July 14, 2004, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes.

(10)	Material Contracts.
Credit Agreements.

10(a)	1-12833 Form 8-K (filed May 1, 2004)	10(e)	—	$2,500,000,000 Revolving Credit Agreement, dated as of June 24, 2004, among Oncor, TXU Energy Company LLC and the lenders listed in Schedule 2.01 thereto, and JPMorgan Chase Bank, as administrative agent and the other parties thereto.

10(b)	1-12833 Form 10-Q (filed November 5, 2004)	10(e)	—	Credit Agreement, dated as of November 4, 2004, between TXU Energy Company LLC and Wachovia Bank, National Association.

Other Material Contracts.

10(c)	1-12833 Form 10-Q (filed August 6, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P., dated April 25, 2004.

10(d)	1-12833 Form 10-Q (filed August 6, 2004)		—	Master Framework Agreement dated May 17, 2004 by and between TXU Energy Company LLC and Capgemini Energy LP.

10(e)	333-100240 Form S-4 (filed October 2, 2002)	10(c)	—	Generation Interconnection Agreement, dated December 14, 2001, between Oncor and TXU Generation Company LP.

10(f)	333-100240 Form S-4 (filed October 2, 2002)	10(d)	—	Generation Interconnection Agreement, dated December 14, 2001, between Oncor and TXU Generation Company LP, for itself and as Agent for TXU Big Brown Company LP, TXU Mountain Creek Company LP, TXU Handley Company LP, TXU Tradinghouse Company LP and TXU DeCordova Company LP (Interconnection Agreement).

10(g)	333-100240 Form S-4 (filed October 2, 2002)	10(e)	—	Amendment No. 1 to Interconnection Agreement, dated May 31, 2002.

10(h)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10(qq)	—	Lease Agreement dated as of February 14, 2002 between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(i)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10(rr)	—	Guaranty Agreement dated February 14, 2002 by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor

10(j)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10(ss)	—	Additional Guaranty Agreement dated November 19, 2002 by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(k)	1-12833 Form 10-K (2004) (filed March 23, 2005)	10(k)	Agreement dated as of March 10, 2005, by and between
TXU Electric Delivery Company and TXU Energy
Company LLC allocating to TXU Electric Delivery
Company the pension and post-retirement benefit costs
for all TXU Electric Company employees who had
retired or had terminated employment as vested
employees prior to January 1, 2002

(12)	Statement Regarding Computation of Ratios.

12	1-12833 Form 10-K (2004) (filed March 23, 2005)	12	—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21	1-12833 Form 10-K (2004) (filed March 23, 2005)	21	—	Subsidiaries of TXU Energy Company LLC.

(23)	Consents of Experts and Counsel.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for TXU Energy Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of Paul O’Malley, principal executive officer of TXU Energy Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Paul O’Malley, principal executive officer of TXU Energy Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.