Form 10-Q
period 2005-06-30
TXU ENERGY CO LLC
filed 2005-08-15
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 9, 2005, all outstanding common membership interests in TXU Energy Company LLC were held by TXU US Holdings Company.

TXU Energy Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K/A	TXU Energy Company LLC’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Energy Holdings

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 04-6	EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kWh	kilowatt-hours

market heat rate	a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. A higher heat rate indicates lower efficiency

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

ii

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 123R	SFAS 123 (Revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions of dollars)
Operating revenues	$2,227	$2,115	$4,030	$4,072

Costs and expenses:
Cost of energy sold and delivery fees	1,216	1,348	2,272	2,602
Operating costs	177	200	330	367
Depreciation and amortization	77	88	156	185
Selling, general and administrative expenses	113	163	227	310
Franchise and revenue-based taxes	24	27	50	53
Other income	(6)	(12)	(8)	(13)
Other deductions	12	261	13	281
Interest income	(11)	(7)	(21)	(8)
Interest expense and related charges	94	93	185	172

Total costs and expenses	1,696	2,161	3,204	3,949

Income (loss) from continuing operations before income taxes	531	(46)	826	123

Income tax expense (benefit)	186	(27)	278	26

Income (loss) from continuing operations	345	(19)	548	97

Loss from discontinued operations, net of tax benefit (Note 2)	(1)	(27)	(4)	(30)

Net income (loss)	$344	$(46)	$544	$67

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions of dollars)
Components related to continuing operations:

Income (loss) from continuing operations	$345	$(19)	$548	$97

Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment (net of tax expense of $4, $-, $4, $-)	7	—	7	—
Cash flow hedges:
Net change in fair value of derivatives (net of tax (expense) benefit of $-, $13, $(8) and $44)	—	(17)	15	(75)
Amounts realized in earnings during the period (net of tax expense of $9, $5, $18, and $8)	16	7	33	12

Total cash flow hedges	16	(10)	48	(63)

Comprehensive income (loss) from continuing operations	368	(29)	603	34

Comprehensive loss from discontinued operations	(1)	(27)	(4)	(30)

Comprehensive income (loss)	$367	$(56)	$599	$4

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(millions of dollars)
Cash flows – operating activities:

Income from continuing operations	$548	$97
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	185	215
Deferred income taxes and investment tax credits – net	54	58
Net effect of unrealized mark-to-market valuations of commodity contracts	(18)	31
Asset write-down and lease related charges	—	188
Decrease in accrued lease liability for out-of-service assets	(12)	—
Net gain on sales of assets	(1)	(12)
Change in regulatory-related liabilities	(32)	(34)
Charge for contract counterparty nonperformance	12	—
Net equity loss from unconsolidated affiliates	3	—
Stock-based compensation expense	6	9
Amortization of losses on dedesignated financing-related cash flow hedges	4	4
Bad debt expense	19	47
Changes in operating assets and liabilities	(256)	(39)

Cash provided by operating activities	512	564

Cash flows – financing activities:
Issuances of long-term debt	71	—
Retirements/repurchases of debt	(40)	(127)
Increase in notes payable to banks	950	1,675
Net change in advances from affiliates	(966)	(1,647)
Distribution paid to parent	(350)	(350)
Debt premium, discount, financing and reacquisition expenses	(12)	(2)

Cash used in financing activities	(347)	(451)

Cash flows – investing activities:
Capital expenditures	(135)	(105)
Nuclear fuel	(26)	(48)
Other	(7)	26

Cash used in investing activities	(168)	(127)

Discontinued Operations
Cash used in operating activities	(3)	(2)

Cash used in discontinued operations	(3)	(2)

Net change in cash and cash equivalents	(6)	(16)

Cash and cash equivalents – beginning balance	70	18

Cash and cash equivalents – ending balance	$64	$2

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$64	$70
Restricted cash	9	6
Advances to parent	1,620	686
Accounts receivable — trade	1,033	1,139
Inventories	293	284
Commodity contract assets	999	546
Other current assets	265	233

Total current assets	4,283	2,964

Investments:
Restricted cash	12	15
Other investments	546	538
Property, plant and equipment — net	9,802	9,920
Goodwill	517	517
Commodity contract assets	338	315
Cash flow hedge and other derivative assets	30	8
Assets held for sale (Note 2)	14	17
Other noncurrent assets	236	221

Total assets	$15,778	$14,515

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes payable – banks	$1,160	$210
Long-term debt due currently	431	31
Trade accounts payable – nonaffiliates	730	956
Trade accounts and other payables from affiliates	391	240
Commodity contract liabilities	726	491
Accrued taxes	154	190
Other current liabilities	603	613

Total current liabilities	4,195	2,731

Accumulated deferred income taxes	2,106	1,927
Investment tax credits	334	342
Commodity contract liabilities	526	347
Cash flow hedge and other derivative liabilities	125	178
Notes or other liabilities due TXU Electric Delivery	371	386
Other noncurrent liabilities and deferred credits	890	1,270
Long-term debt, less amounts due currently	2,855	3,226
Exchangeable preferred membership interest, net of discount ($231 and $239)	519	511
Liabilities held for sale	4	6

Total liabilities	11,925	10,924

Contingencies (Note 5)

Membership interests (Note 4):
Capital account	3,949	3,742
Accumulated other comprehensive loss	(96)	(151)

Total membership interests	3,853	3,591

Total liabilities and membership interests	$15,778	$14,515

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

Basis of Presentation — The condensed consolidated financial statements of TXU Energy Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K/A, except with respect to pension and other postretirement benefits as discussed in Note 7, as well as the changes in composite depreciation rates discussed immediately below. All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. The financial statements reflect reclassification of prior period amounts to conform to the current period presentation. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K/A. The results of operations for an interim period may not give a true indication of results for a full year.

Effective January 1, 2005, TXU Energy Holdings adjusted the composite depreciation rates related to lignite-fired generation facilities to better reflect their useful lives, resulting in lower (as compared to the 2004 periods) depreciation expense for the three and six months ended June 30, 2005 of $3 million and $6 million ($2 million and $4 million after-tax), respectively.

All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

See Note 7 for a discussion of effects of a change in legislation regarding regulatory recovery of pension and other postretirement benefit costs.

Changes in Accounting Standards — Presented below are recently issued accounting standards that are expected to apply to TXU Energy Holdings.

FIN 47 was issued in March 2005. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for TXU Energy Holdings with reporting for the fourth quarter of 2005. TXU Energy Holdings is currently evaluating the potential impact of this standard.

In March 2005, the FASB ratified the consensus reached in EITF 04-6 “Accounting for Stripping Costs in the Mining Industry.” The consensus concludes that stripping costs incurred after a mine enters the production phase be treated as variable inventory production cost, which makes such costs subject to inventory costing procedures in the period they are incurred. The consensus was later modified to clarify that “inventory produced,” as included in the consensus, means the same as “inventory extracted.” This consensus is effective for TXU Energy Holdings with reporting for the first quarter of 2006. The implementation of EITF 04-6 is not expected to materially impact TXU Energy Holdings’ results of operations or financial position.

2.	DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Pedricktown
Operating revenues	$6	$12
Operating costs and expenses	7	14

Operating loss before income taxes	(1)	(2)
Income tax benefit (expense)	—	—
Charges related to exit (after-tax)	—	(2)

Loss from discontinued operations	$(1)	$(4)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Pedrick- town	Strategic Retail Services	Total	Pedrick- town	Strategic Retail Services	Total
Operating revenues	$8	$4	$12	$19	$10	$29
Operating costs and expenses	9	5	14	22	12	34
Other deductions (income) — net	—	10	10	—	10	10

Operating loss before income taxes	(1)	(11)	(12)	(3)	(12)	(15)
Income tax (benefit)	—	(3)	(3)	(1)	(5)	(6)
Charges related to exit (after-tax)	(17)	(1)	(18)	(17)	(4)	(21)

Loss from discontinued operations	$(18)	$(9)	$(27)	$(19)	$(11)	$(30)

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production business and exit the related power supply and gas transportation agreements. The business was sold on July 1, 2005 for $8.7 million in cash.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Substantially all disposition activities have been completed.

Balance sheet — The following details the assets and liabilities of the Pedricktown operations held for sale:

	June 30, 2005	December 31, 2004
Current assets	$2	$2
Property, plant and equipment	12	15

Assets held for sale	$14	$17

Current liabilities	$2	$3
Noncurrent liabilities	2	3

Liabilities held for sale	$4	$6

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At June 30, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $1.2 billion at a weighted average interest rate of 3.67%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities — At June 30, 2005, TXU Energy Holdings had access to credit facilities (some of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At June 30, 2005
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$167	$410	$823
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	620	980
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	245	255
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—
Total			$4,000	$622	$1,320	$2,058

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and letters of credit. At June 30, 2005, there was no commercial paper outstanding. The maximum amount directly available to TXU Electric Delivery under the facilities is $2.8 billion.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program to TXU Energy Holdings as of June 30, 2005 was $406 million.

The maximum amount of funding available under the program is $700 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Previously, this reduction was determined by the originator’s credit rating. Undivided interests were reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective with the June 2005 renewal, this reduction is based only on TXU Energy Holdings’ fixed charge coverage ratio. Under the renewal, funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. At June 30, 2005, customer deposits were $108 million and TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Energy Holdings, which is reported in accounts receivable, was $230 million at June 30, 2005 and $293 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $7 million and $4 million for the six-month periods ending June 30, 2005 and 2004, respectively, and approximated 3.7% and 2.1% for the first six months of 2005 and 2004, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Energy Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $2 million in the first six months of 2005 and 2004, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The June 30, 2005 consolidated balance sheet reflects $636 million face amount of trade accounts receivable, such amount having been reduced by $406 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Energy Holdings decreased $5 million and $59 million for the six months ended June 30, 2005 and 2004, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Holdings for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
Cash collections on accounts receivable	$2,786	$3,035
Face amount of new receivables purchased	(2,718)	(2,903)
Discount from face amount of purchased receivables	9	6
Program fees paid	(7)	(4)
Servicing fees paid	(2)	(2)
Decrease in subordinated notes payable	(63)	(73)

Operating cash flows used by TXU Energy Holdings under the program	$5	$59

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

Long-term Debt — At June 30, 2005 and December 31, 2004, the long-term debt of TXU Energy Holdings and its consolidated subsidiaries consisted of the following:

	June 30, 2005	December 31, 2004
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$—	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.400% Floating Series 2001A due October 1, 2030(b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
2.330% Floating Series 2001D due May 1, 2033(b)	268	268
3.300% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
2.400% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31
Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37
Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
3.920% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	8	9
Fair value adjustments related to interest rate swaps	13	15

Total TXU Energy Holdings	3,286	3,257

Less amount due currently	431	31

Total long-term debt	$2,855	$3,226

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at June 30, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.
(d)	Interest rates in effect at June 30, 2005.

In May 2005, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994A, in an aggregate principal amount of $39 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for this series. TXU Energy Holdings currently plans to remarket the bonds later this year.

In January 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Fair Value Hedges — TXU Energy Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At June 30, 2005, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective).

4. MEMBERSHIP INTERESTS

Under SFAS 123R, compensation expense related to TXU Corp. share-based awards for TXU Energy Holdings’ employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Energy Holdings recorded a $6 million credit to common membership interests in the second quarter of 2005. In addition, TXU Energy Holdings recorded a $7 million credit to common membership interests for the effect of the tax deduction amount exceeding the reported compensation expense for TXU Corp. share-based awards vested in the second quarter of 2005.

In November 2004, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in January 2005. In February 2005, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in April 2005. In May 2005, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in July 2005.

The following table presents the changes in membership interests for the six months ended June 30, 2005:

	Capital Accounts	Accumulated Other Comprehensive Gain (Loss)	Total Membership Interests
Balance at December 31, 2004	$3,742	$(151)	$3,591
Distributions paid to parent	(350)	—	(350)
Net income	544	—	544
Net effects of cash flow hedges	—	48	48
Effects of incentive compensation plans	13	—	13
Other	—	7	7

Balance at June 30, 2005	$3,949	$(96)	$3,853

5. CONTINGENCIES

Guarantees — TXU Energy Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. These guarantees are described below.

Residual value guarantees in operating leases — TXU Energy Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At June 30, 2005, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $192 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately six years.

Debt obligations of the parent — TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $115 million at June 30, 2005) for its headquarters building.

Letters of credit — TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility, letters of credit totaling $455 million were outstanding at June 30, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

At June 30, 2005, TXU Energy Holdings has outstanding letters of credit under the three-year revolving credit facility in the amount of $133 million to support hedging and risk management margin requirements in the normal course of business and for miscellaneous credit support requirements. As of June 30, 2005, approximately 48% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

Surety bonds — TXU Energy Holdings has outstanding surety bonds of approximately $29 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Legal Proceedings — On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. A final settlement stipulation has been signed and filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement. The Court held a hearing on June 23, 2005 to consider final approval of the settlement but has not yet granted such final approval. TXU Corp. has cooperated, and intends to continue to cooperate, with the SEC. In addition, on July 12, 2005, Mr. Erle Nye, currently a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he is in the process of responding to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. This lawsuit had been stayed pending a ruling on the Texas Commercial Energy (TCE) lawsuit described below. The Court subsequently lifted the stay and has entered an order following a July 21, 2005 conference setting a briefing schedule for the defendants to file motions to dismiss. TXU Corp. believes that claims against it and its subsidiary companies are without merit and that the dismissal of the TCE litigation requires that this case be dismissed as well. TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

Between October 19 and December 30, 2004, ten lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company (a subsidiary of TXU Energy Holdings) and TXU Energy Services (a subsidiary of TXU Energy Holdings) and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by TCE in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, TXU Energy Holdings believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals; however, the Court has issued an opinion affirming the dismissal. TXU Energy Holdings believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on any further appeal. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

On April 28, 2003, a lawsuit referred to above as the Murray Litigation was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Holdings and TXU Portfolio Management. The plaintiff asserted claims under Section 806 of Sarbanes-Oxley arising from the termination of plaintiff’s employment and claims for breach of contract relating to payment of certain bonuses. Plaintiff sought back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. In June 2005, this lawsuit was settled between the parties through a confidential mediation process. As a result of the settlement, the pending litigation has been dismissed.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case is final. TXU Energy Holdings believes that the plaintiff lacks standing to assert any antitrust claims, that the defendants have not violated antitrust laws or other laws as claimed by plaintiff and that dismissal of the TCE litigation requires that this case be dismissed as well. Therefore, TXU Energy Holdings believes that plaintiff’s claims are without merit and plans to vigorously defend the lawsuit. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

General — In addition to the above, TXU Energy Holdings. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6.	DERIVATIVES AND HEDGES

As of June 30, 2005, it is expected that $41 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount primarily represents amortization of dedesignated hedge losses as the hedged transactions are settled. Of this amount, $35 million relates to commodity hedges and $6 million relates to financing-related hedges.

TXU Energy Holdings experienced no cash flow net hedge ineffectiveness for the three months ended June 30, 2005 and $1 million, reported as a gain in revenues, for the six months ended June 30, 2005. For the three and six months ended June 30, 2004, TXU Energy Holdings experienced net cash flow hedge ineffectiveness of $5 million and $17 million, respectively, reported as a loss in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $3 million and $6 million, respectively, in net gains for the three and six months ended June 30, 2005 and $2 million and $17 million, respectively, in net losses for the three and six months ended June 30, 2004.

7.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other income:
Net gain on sales of assets (a)	$2	$11	$1	$12
Power services agreement termination fee	4	—	4	—
Other	—	1	3	1

Total other income	$6	$12	$8	$13

Other deductions:
Charge related to coal contract counterparty nonperformance	$—	$—	$12	$—
Software write-off	—	109	—	109
Spare parts write-down	—	79	—	79
Capgemini outsourcing transition costs	2	—	6	—
Employee severance	3	70	(1)	86
Increase (decrease) in lease liability (b)	3	—	(12)	—
Other	4	3	8	7

Total other deductions	$12	$261	$13	$281

(a)	In 2004, principally amortization of deferred gains.
(b)	In December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds. A further true-up of the sublease proceeds for leases entered into resulted in a charge of $3 million in the second quarter of 2005.

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$42
Additions to liability	1
Payments charged against liability	(12)
Other adjustments to the liability	(3)

Liability for severance costs as of June 30, 2005	$28

Interest Expense and Related Charges —

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest	$72	$71	$139	$129
Distributions on preferred membership interests (a)	17	17	34	34
Amortization of discount and debt issuance costs	8	6	17	12
Interest capitalized in accordance with SFAS 34	(3)	(1)	(5)	(3)

Total interest expense and related charges	$94	$93	$185	$172

(a)	In April 2004, TXU Corp. purchased TXU Energy Holdings’ preferred membership interests from unaffiliated holders, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Affiliate Transactions – The following represent the significant affiliate transactions of TXU Energy Holdings:

•	TXU Energy Holdings incurs electricity delivery fees charged by TXU Electric Delivery. For the three months ended June 30, 2005 and 2004, these fees totaled $304 million and $335 million, respectively. For the six months ended June 30, 2005 and 2004, these fees totaled $615 million and $685 million, respectively.

•	TXU Energy Holdings records interest expense to TXU Electric Delivery with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest expense serves to offset TXU Electric Delivery’s interest expense on the transition bonds. For the three months ended June 30, 2005 and 2004, this interest expense totaled $14 million. For the six months ended June 30, 2005 and 2004, this interest expense totaled $28 million and $25 million, respectively.

•	The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Energy Holdings’ financial statements reflect a payable of $403 million to TXU Electric Delivery ($32 million of which is classified as due currently) at June 30, 2005 and $435 million ($49 million of which is classified as due currently) at December 31, 2004.

•	The average daily balances of short-term advances to parent during the three months ended June 30, 2005 and 2004 was $1 billion. Interest income earned on the advances for the three months ended June 30, 2005 and 2004 was $10 million and $7 million, respectively. The weighted average interest rate for the three months ended June 30, 2005 and 2004 was 3.72% and 2.85%, respectively. The average daily balances of short-term advances to affiliates during the six months ended June 30, 2005 and 2004 was $853 million and $620 million, respectively. Interest income earned on the advances for the six months ended June 30, 2005 and 2004 was $16 million and $9 million, respectively. The weighted average interest rate for the six months ended June 30, 2005 and 2004 was 3.70% and 2.85%, respectively. Advances to affiliates may be settled in the form of dividends to US Holdings.

•	TXU Corp. charges TXU Energy Holdings for certain administrative services at cost. These costs, which are primarily included in SG&A expenses, totaled $14 million and $83 million for the three months ended June 30, 2005 and 2004, respectively. These costs totaled $28 million and $134 million for the six months ended June 30, 2005 and 2004, respectively. Effective July 1, 2004, under TXU Energy Holdings’ ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided to TXU Energy Holdings by Capgemini.

•	TXU Energy Holdings received payments from TXU Gas under a service agreement that began in 2002 and ended June 30, 2004 and covered customer billing and customer support services provided for TXU Gas. These revenues totaled $8 million and $15 million for the three and six months ended June 30, 2004, respectively, and are included in other revenues. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $37 million at June 30, 2005 and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•	In April 2004, TXU Corp. purchased TXU Energy Holdings’ exchangeable preferred membership interests from unaffiliated holders, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount, totaled $17 million and $34 million for the three and six months ended June 30, 2005.

•	See Note 3 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

•	Also see discussion immediately below regarding a change in allocation of pension and other postretirement benefit costs.

Pension and Other Postretirement Benefits — TXU Energy Holdings is a participating employer in the pension plan sponsored by TXU Corp. TXU Energy Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Energy Holdings totaled less than $1 million and $15 million for the three month periods ended June 30, 2005 and 2004, respectively, and $7 million and $31 million for the six month periods ended June 30, 2005 and 2004, respectively.

Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the regulated predecessor integrated electric utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. Accordingly, the June 30, 2005 balance sheet reflects a decrease of $239 million in the accumulated pension and other postretirement liabilities and an $82 million decrease in the related deferred tax assets. The offset was recorded as an increase in current affiliate payables. The amounts of liabilities transferred reflect refinements of allocation bases of plan assets and liabilities to achieve a greater level of precision and support the implementation of legislation affecting TXU Electric Delivery’s regulatory recovery of pension and other postretirement benefit costs.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Restricted Cash — At June 30, 2005, TXU Energy Holdings had $21 million in restricted cash ($9 million reported in current assets and $12 million reported in investments) for demolition and relocation work to be performed by TXU Energy Holdings related to the sale of land.

Trade Accounts Receivable — At June 30, 2005 and December 31, 2004, trade accounts receivable from nonaffiliates of $1 billion and $1.1 billion are stated net of allowance for uncollectible accounts of $36 million and $15 million, respectively. Allowances related to receivables sold are reported in current liabilities and totaled $28 million and $45 million at June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005, bad debt expense was $19 million, account write-offs were $16 million and changes related to receivables sold increased the allowance for uncollectible accounts by $18 million. During the six months ended June 30, 2004, bad debt expense was $47 million, account write-offs were $68 million and other changes related to receivables sold increased the allowance for uncollectible accounts by $10 million.

Trade accounts receivable included $457 million and $387 million of unbilled revenues at June 30, 2005 and December 31, 2004, respectively.

Reserves Related to Commodity Contract Assets —At June 30, 2005 and December 31, 2004, current and noncurrent commodity contract assets totaled $1.3 billion and $861 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $18 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Intangible Assets — Intangible assets other than goodwill are comprised of the followings:

	As of June 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$4	$2	$2	$3	$1	$2
Land easements	2	1	1	2	1	1
Other	31	23	8	31	23	8

Total	$37	$26	$11	$36	$25	$11

Aggregate amortization expense for intangible assets for the three months ended June 30, 2005 and 2004 was approximately $0.4 million and $6 million, respectively. Aggregate amortization expense for intangible assets for the six months ended June 30, 2005 and 2004 was approximately $1 million and $20 million, respectively. At June 30, 2005, the weighted average useful lives of capitalized software, land easements and other were 5 years, 54 years and 40 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amount
2005	$2
2006	2
2007	2
2008	1
2009	1

Goodwill of $517 million at June 30, 2005 and December 31, 2004 was stated net of previously recorded accumulated amortization of $60 million.

Inventories by Major Category —

	June 30, 2005	December 31, 2004
Materials and supplies	$143	$133
Fuel stock	78	79
Gas stored underground	72	72

Total inventories	$293	$284

Inventories are carried at average cost.

Property, Plant and Equipment — At June 30, 2005 and December 31, 2004, property, plant and equipment of $9.8 billion and $9.9 billion, respectively, is stated net of accumulated depreciation and amortization of $7.7 billion and $7.5 billion, respectively.

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

The asset retirement liability was $520 million at June 30, 2005 and $631 million at December 31, 2004. Accretion during the six months ended June 30, 2005 totaled $17 million and reclamation payments totaled $15 million. Also, during the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed. As a result of the updated study, the asset retirement obligation and related asset were adjusted downward $113 million, or 19%, principally due to revised cost escalation factors assumed in the previous study.

Accounting under SFAS 143 has no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

Supplemental Cash Flow Information —

	Six Months Ended June 30,
	2005	2004
Cash payments related to continuing operations:
Interest (net of amounts capitalized)	$166	$177
Income taxes	$238	$1
Noncash investing and financing activities:
Transfer of pension and other postretirement benefit obligations and related deferred tax assets	$157	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Energy Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Energy Company LLC and subsidiaries (TXU Energy Holdings) as of June 30, 2005, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of TXU Energy Holdings’ management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Energy Holdings as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for the year then ended (not presented herein); and in our report (which report includes explanatory paragraphs related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment; and the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities and the restatement of the statements of cash flows for each of the three years in the period ended December 31, 2004), dated March 21, 2005 and June 8, 2005 as to Note 17, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

August 12, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Energy Holdings is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. There are no reportable business segments within TXU Energy Holdings.

Subsequent to rating actions taken by S&P (see discussion below under “Credit Ratings”), TXU Corp. has undertaken a detailed review of its financial strategy and business plans. TXU Corp. continues to evaluate growth strategies and other value-creating opportunities involving each of its businesses and assets, including TXU Energy Holdings.

Discontinued operations – The Pedricktown, New Jersey 122 MW power production business was sold on July 1, 2005 for $8.7 million in cash.

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

Sales Volume Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	7,100	7,367	(3.6)	13,417	14,486	(7.4)
Small business (a)	2,289	2,542	(10.0)	4,323	5,075	(14.8)

Total historical service territory	9,389	9,909	(5.2)	17,740	19,561	(9.3)
Other territories:
Residential	858	731	17.4	1,486	1,249	19.0
Small business (a)	165	89	85.4	304	150	102.7

Total other territories	1,023	820	24.8	1,790	1,399	27.9
Large business and other customers	4,172	6,771	(38.4)	8,534	13,480	(36.7)

Total retail electricity	14,584	17,500	(16.7)	28,064	34,440	(18.5)
Wholesale electricity sales volumes	11,331	12,171	(6.9)	22,811	24,724	(7.7)

Total retail and wholesale electricity sales volumes	25,915	29,671	(12.7)	50,875	59,164	(14.0)

Retail volumes (GWh) – weather adjusted (b):

Residential	7,643	8,098	(5.6)	14,727	15,735	(6.4)
Small business	2,411	2,631	(8.4)	4,601	5,225	(11.9)
Large business and other customers	4,166	6,771	(38.5)	8,542	13,480	(36.6)

Average volume (kWh) per retail customer (c):

Residential	3,809	3,649	4.4	7,091	7,108	(0.2)
Small business	8,096	8,161	(0.8)	15,028	16,222	(7.4)
Large business and other customers	71,155	87,380	(18.6)	129,342	184,108	(29.7)

Average volume (kWh) per retail customer – weather adjusted (b):

Residential	3,659	3,649	0.3	7,008	7,108	(1.4)
Small business	7,957	8,161	(2.5)	14,944	16,222	(7.9)
Large business and other customers	71,057	87,380	(18.7)	129,466	184,108	(29.7)

Weather (service territory average) – percent of normal (d):

Percent of normal:
Cooling degree days	102.2%	89.9%		101.3%	92.2%
Heating degree days	106.9%	109.9%		89.6%	93.8%

(a)	Customers with demand of less than 1 MW annually.
(b)	2005 amounts adjusted for estimated weather effect as compared to 2004.
(c)	Calculated using average number of customers for period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	Six Months Ended June 30,
	2005	2004	Change %
Customer counts:
Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,865	2,037	(8.4)
Small business (b)	294	318	(7.5)

Total historical service territory	2,159	2,355	(8.3)

Other territories:
Residential	193	183	5.5
Small business (b)	7	6	16.7

Total other territories	200	189	5.8

Large business and other customers	56	77	(27.3)

Total retail electricity customers	2,415	2,621	(7.9)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1 MW annually.

Revenue and Market Share Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$838	$750	11.7	$1,474	$1,400	5.3
Small business (a)	270	258	4.7	498	514	(3.1)

Total historical service territory	1,108	1,008	9.9	1,972	1,914	3.0

Other territories:
Residential	99	72	37.5	156	115	35.7
Small business (a)	15	8	87.5	27	14	92.9

Total other territories	114	80	42.5	183	129	41.9

Large business and other customers	332	455	(27.0)	659	908	(27.4)

Total retail electricity revenues	1,554	1,543	0.7	2,814	2,951	(4.6)
Wholesale electricity revenues	549	476	15.3	1,065	942	13.1
Hedging and risk management activities	47	11	—	(6)	3	—
Other revenues	77	85	(9.4)	157	176	(10.8)

Total operating revenues	$2,227	$2,115	5.3	$4,030	$4,072	(1.0)

Hedging and risk management activities:

Net realized gains (losses) on settled positions	$5	$24		$(24)	$34
Reversal of previously recognized net unrealized gains on settled positions	(14)	(9)		(23)	(39)
Net unrealized gains (losses) on open positions, including ineffectiveness	56	(4)		41	8

Total	$47	$11		$(6)	$3

Average revenues per MWh:

Residential	$117.80	$101.53	16.0	$109.39	$96.27	13.6
Small business	$116.38	$101.28	14.9	$113.59	$101.06	12.4
Large business and other customers	$79.43	$67.14	18.3	$77.19	$67.33	14.6

Estimated share of ERCOT retail markets (b):

Historical service territory:
Residential (c)				77%	85%
Small business (c)				74%	83%
Total ERCOT:
Residential				42%	45%
Small business				30%	33%
Large business and other customers				24%	35%

(a)	Customers with demand of less than 1 MW annually.
(b)	Based on number of meters, except large business which is based upon annualized consumption.
(c)	Estimated market share is based on the number of customers that have choice.

Cost of Energy Sold Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change %	2005	2004	Change %
Cost of energy sold and delivery fees ($ millions):

Nuclear fuel (baseload)	$18	$17	5.9	$38	$38	—
Lignite/coal (baseload)	119	116	2.6	234	242	(3.3)

Total baseload	137	133	3.0	272	280	(2.9)
Gas/oil fuel and purchased power	671	788	(14.8)	1,186	1,456	(18.5)
Other cost of energy sold	70	57	22.8	133	112	18.8

Cost of energy sold	878	978	(10.2)	1,591	1,848	(13.9)
Delivery fees	338	370	(8.6)	681	754	(9.7)

Cost of energy sold and delivery fees	$1,216	$1,348	(9.8)	$2,272	$2,602	(12.7)

Fuel and purchased power costs (cost of energy sold, which excludes generation plant operating costs) per MWh:

Nuclear generation	$4.20	$4.25	(1.2)	$4.19	$4.34	(3.5)
Lignite/coal generation (a)	$12.02	$12.36	(2.7)	$11.98	$12.81	(6.5)
Gas/oil generation and purchased power	$56.59	$47.17	20.0	$54.27	$45.60	19.0

Delivery fees per MWh	$22.84	$20.86	9.5	$23.95	$21.59	10.9

Production and purchased power volumes (GWh):

Nuclear (baseload)	4,250	3,992	6.5	9,047	8,845	2.3
Lignite/coal (baseload)	10,605	10,223	3.7	21,125	20,426	3.4
Gas/oil	1,005	1,401	(28.3)	1,265	2,311	(45.3)
Purchased power	10,780	15,237	(29.3)	20,586	29,469	(30.1)

Total energy supply	26,640	30,853	(13.7)	52,023	61,051	(14.8)
Less line loss and other	725	1,182	(38.7)	1,148	1,887	(39.2)

Net energy supply volumes	25,915	29,671	(12.7)	50,875	59,164	(14.0)

Baseload capacity factors (%):

Nuclear	84.9%	79.9%		90.8%	88.4%
Lignite/coal	86.9%	83.9%		87.3%	83.8%
Total base load	86.3%	82.8%		88.3%	85.1%

(a)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating revenues increased $112 million, or 5%, to $2.2 billion in 2005.

•	Retail electricity revenues increased $11 million to $1.6 billion.

•	This increase reflected $268 million in higher average pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	The effect of higher average retail pricing was partially offset by a $257 million decrease attributable to a 17% drop in sales volumes, primarily reflecting loss of customers due to competitive activity, particularly in the large business market. Lower large business market volumes also reflected a strategy to target higher margin customers in that segment. Total residential and small business sales volumes fell 3%, driven by competitive activity and stricter credit and collection policies and partially offset by the effect of increased consumption due to hotter weather.

•	Retail electricity customer counts at June 30, 2005 declined 8% from June 30, 2004. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 7%.

•	Wholesale electricity revenues grew $73 million, or 15%, to $549 million reflecting a $106 million increase due to the effect of increased natural gas prices on wholesale prices, partially offset by a $33 million decrease attributable to a 7% decline in sales volumes.

•	The wholesale sales volumes comparison to 2004 reflects an increase in volumes in 2004 due to the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in 2004 reduced congestion costs, resulting in normalized sales and purchase volumes in the second quarter of 2005.

•	The decrease in other revenues of $8 million primarily reflected the effect of no longer providing customer care support to TXU Gas and the sale of the gas transportation business in June 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, totaled $47 million and $11 million in net gains in 2005 and 2004, respectively. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$55 million in net unrealized gains resulting primarily from increasing market heat rates;

•	$22 million in net realized losses (compared to $4 million in net realized losses in 2004), associated with prior years’ cash flow hedges, reclassified from accumulated other comprehensive income; and

•	$9 million in net unrealized gains on hedges from changes in natural gas prices.

Gross Margin

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$2,227	100%	$2,115	100%
Costs and expenses:
Cost of energy sold and delivery fees	1,216	55%	1,348	64%
Generation plant operating costs	177	8%	200	9%
Depreciation and amortization	76	3%	82	4%

Gross margin	$758	34%	$485	23%

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

Gross margin increased $273 million, or 56%, to $758 million in 2005.

•	The gross margin increase primarily reflected the increasing cost advantage and improved performance of TXU Energy Holdings’ nuclear and coal/lignite-fired baseload plants in an environment of higher wholesale market prices. The increased wholesale prices were driven by rising natural gas prices and higher market heat rates. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower volumes.

•	Lower cost of energy sold (fuel and purchased power costs) as a percent of revenues reflected:

•	the higher pricing;

•	the favorable effect of lower purchased power volumes (due to lower sales volumes);

•	a favorable retail sales mix shift from lower margin large business customers;

•	improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, resulting in a 2% decline in fuel cost per MWh produced (including baseload and gas-fired generation); and

•	a 7% decline in planned and unplanned baseload plant outage days;

partially offset by:

•	a 17% increase in per MWh cost of purchased power, due to rising natural gas prices and higher market heat rates; and

•	a 10% increase in delivery fees per MWh.

Operating costs decreased $23 million, or 12%, to $177 million in 2005. The decline reflected:

•	a $9 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004;

•	the absence of $5 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	$4 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs)

•	$4 million decrease in other employee benefits including lower medical benefits costs due to changes in plans;

partially offset by:

•	$4 million in increased incentive compensation expense to reflect projected performance against established targets in generation operations.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $11 million, or 13%, to $77 million. The decline included $5 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction and a $3 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives.

SG&A expenses decreased $50 million, or 31%, to $113 million in 2005. The decline reflected:

•	a net $24 million decline due to cost reduction initiatives, including the effects of the Capgemini agreement;

•	$13 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	$7 million in reduced incentive compensation expense due to lower TXU Corp. share awards to management;

•	a $4 million decrease in marketing expense due to timing of expenditures;

•	a $6 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005 (see Note 7 to Financial Statements for more detail); and

•	a $5 million increase in outside consulting expense primarily related to projects to improve operational efficiencies at generation plants.

Other income totaled $6 million in 2005 and $12 million in 2004. Other income in 2005 included a gain of $4 million in connection with the termination of a power services contract and $2 million in gains on the sale of mining lands. Other income in 2004 reflected $12 million of amortization of a gain on the sale of two generation plants in 2002; the amortization ceased due to the recognition of the gain in the fourth quarter of 2004 upon termination of a power purchase agreement entered into upon sale of the plants.

Other deductions totaled $12 million in 2005 and $261 million in 2004. The 2004 amount includes charges totaling $258 million for asset write-downs and employee severance related to the restructuring actions described in detail in the 2004 Form 10-K/A. The 2005 amount includes:

•	$3 million to reduce estimated sublease proceeds included in the net liability recorded in 2004 for the leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit;

•	$2 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini; and

•	$2 million in transition costs associated with the Capgemini outsourcing agreement.

Interest income increased by $4 million to $11 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

The effective income tax rate was 35.0% in 2005 compared to 58.7% on a loss in 2004. The 2005 effective tax rate reflects $10 million related to settlement of the IRS audit for the 1994 through 1996 tax years. The effective tax rate in 2004 reflected the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits.

Results from continuing operations after-tax improved $364 million to $345 million in 2005 driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $9 million in 2004 and had no material effect on net income in 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating revenues declined $42 million, or 1%, to $4.0 billion in 2005.

•	Retail electricity revenues decreased $137 million, or 5%, to $2.8 billion.

•	This decline reflected a $547 million decrease attributable to a 19% drop in sales volumes, primarily reflecting loss of customers due to competitive activity, particularly in the large business market. Lower large business market volumes also reflected a strategy to target higher margin customers in that segment. Total residential and small business sales volumes fell 7%, driven by competitive activity and stricter credit and collection policies and partially offset by the effect of increased consumption due to hotter weather.

•	The effect of lower retail volumes was partially offset by $410 million in higher average pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	Retail electricity customer counts at June 30, 2005 declined 8% from June 30, 2004. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 7%.

•	Wholesale electricity revenues grew $123 million, or 13%, to $1.1 billion reflecting a $196 million increase due to the effect of increased natural gas prices on wholesale prices, partially offset by a $73 million decrease attributable to a 8% decline in sales volumes.

•	The wholesale sales volumes comparison to 2004 reflects an increase in volumes in 2004 due to the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in 2004 reduced congestion costs, resulting in normalized sales and purchase volumes in 2005.

•	The decrease in other revenues of $19 million primarily reflected the effect of no longer providing customer care support to TXU Gas and the sale of the gas transportation business in June 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, totaled $6 million in net losses in 2005 and $3 million in net gains in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$46 million in net realized losses (compared to $2 million in net realized losses in 2004), associated with prior years’ cash flow hedges, reclassified from accumulated other comprehensive income;

•	$67 million in net unrealized gains resulting primarily from increasing market heat rates; and

•	$22 million in net unrealized losses on hedges from changes in natural gas prices.

Gross Margin

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$4,030	100%	$4,072	100%
Costs and expenses:
Cost of energy sold and delivery fees	2,272	56%	2,602	64%
Generation plant operating costs	330	8%	367	9%
Depreciation and amortization	154	4%	164	4%

Gross margin	$1,274	32%	$939	23%

Gross margin increased $335 million, or 36%, to $1.3 billion in 2005.

•	The gross margin increase primarily reflected the increasing cost advantage and improved performance of TXU Energy Holdings’ nuclear and coal/lignite-fired baseload plants in an environment of higher wholesale market prices. The increased wholesale prices were driven by rising natural gas prices and higher market heat rates. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower volumes.

•	Lower cost of energy sold as a percent of revenues reflected:

•	the higher pricing;

•	the favorable effect of lower purchased power volumes (due to lower sales volumes);

•	a favorable retail sales mix shift from lower margin large business customers;

•	improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, resulting in a 12% decline in fuel cost per MWh produced (including baseload and gas-fired generation); and

•	a 16% decline in planned and unplanned baseload plant outage days;

partially offset by:

•	a 19% increase in per MWh cost of purchased power, due to rising natural gas prices and higher market heat rates; and

•	an 11% increase in delivery fees per MWh.

Operating costs decreased $37 million, or 10%, to $330 million in 2005. The decline reflected:

•	a $15 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004;

•	the absence of $9 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	the absence of $6 million of costs associated with the gas transportation business sold in June 2004; and

•	$14 million in lower staffing and benefits expense including $5 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

partially offset by:

•	a $4 million increase in incentive compensation to reflect projected performance against established targets in generation operations.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $29 million, or 16%, to $156 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction (a portion of the software was written down prior to transfer). The decrease also reflected a $6 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives.

SG&A expenses decreased by $83 million, or 27%, to $227 million in 2005. The decline reflected:

•	a net $38 million decline due to cost reduction initiatives, including the effects of the Capgemini outsourcing agreement;

•	$28 million in lower bad debt expense reflecting improved credit risk management practices, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	$10 million in reduced incentive compensation expense due to lower TXU Corp. share awards to management;

•	a $6 million decrease in marketing expense due to timing;

•	a $8 million net decrease in employee retirement-related expenses due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 as discussed above (Also see Note 7 to Financial Statements); and

•	a $9 million increase in outside consulting expense primarily related to projects to improve operational efficiencies at generation plants.

Other income totaled $8 million in 2005 and $13 million in 2004. Other income in 2005 included $4 million in connection with the termination of a power services contract and $2 million in gains on the sale of mining lands. Other income in 2004 included $12 million of amortization of a gain on the sale of two generation plants in 2002; the amortization ceased due to the recognition of the gain in the fourth quarter of 2004 upon termination of a power purchase agreement entered into upon sale of the plants.

Other deductions totaled $13 million in 2005 and $281 million in 2004. The 2004 amount includes charges totaling $274 million for asset write-downs and employee severance related to the restructuring actions described in detail in the 2004 Form 10-K/A. The 2005 amount includes:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$4 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$4 million in transition costs associated with the Capgemini outsourcing agreement; and

•	a $12 million net credit arising from a change in estimated sublease proceeds, due to the receipt of indicative bids in the quarter, reflected in the net liability recorded in 2004 related to leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit. As the original charge associated with this liability was recorded in this line item, the related credit is being similarly reported.

Interest income increased by $13 million to $21 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $13 million, or 8%, to $185 million in 2005. The increase reflected $9 million due to higher average debt levels and $4 million representing higher interest reimbursement to TXU Electric Delivery for carrying costs related to securitized regulatory assets.

The effective income tax rate was 33.7% in 2005 and 21.1% in 2004. The 2005 effective tax rate reflects $10 million related to settlement of the IRS audit for the 1994 to 1996 tax years. The effective tax rate in 2004 reflected the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on the lower income base.

Income from continuing operations increased $451 million to $548 million in 2005 driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $5 million in 2005 and $19 million in 2004.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2005. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that qualify for hedge accounting. For the year-to-date 2005 period, this effect totaled $12 million in unrealized net gains ($35 million in net gains on open positions less $23 million in reversals of net gains recognized in prior periods.) These positions consist largely of economic hedge transactions, but also include some speculative trading.

Six Months Ended June 30, 2005
Balance of net commodity contract assets at beginning of period	$23
Settlements of positions included in the opening balance (1)	(23)
Unrealized mark-to-market valuations of positions held at end of period	35
Other activity (2)	50

Balance of net commodity contract assets at end of period	$85

(1)	Represents unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period.
(2)	These activities have no effect on unrealized mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration, including $56 million related to natural gas physical swap transactions, as well as option premiums and related amortization. Also includes a $12 million charge related to nonperformance by a coal contract counterparty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized gains/(losses) related to commodity contract portfolio	$39	$(11)	$12	$(14)

Ineffectiveness gains/(losses) related to cash flow hedges	3	(2)	6	(17)

Total unrealized gains/(losses) related to commodity contracts	$42	$(13)	$18	$(31)

These amounts are included in the “hedging and risk management activities” component of revenues.

Accounting Election Related to Sales Contracts — Effective with the second quarter of 2005, TXU Energy Holdings elected the normal sale exception under SFAS 133 for all fixed price sales contracts with large business customers entered into after May 2005 (thus the contracts are not marked-to-market). As part of its risk management activities, TXU Energy Holdings has discontinued economically hedging these contracts with mark-to-market instruments for future periods (after 2005) in which the portfolio is not already balanced. As disclosed in the 2004 Form 10-K/A, similar sales contracts were marked-to-market effective with new contract activity after November 2004 upon a decision to no longer elect the normal sale exception and to economically hedge the contracts with mark-to-market instruments. These accounting elections were driven by TXU Energy Holdings’ continued review of its large business customer sale operations and ongoing management of the overall portfolio exposure to energy price risk. As TXU Energy Holdings economically hedges its natural long power position (generation load), TXU Energy Holdings strives to make elections under SFAS 133 with respect to the hedging instruments that allow accounting results to better reflect its economic position.

Maturity Table — Of the net commodity contract asset balance above at June 30, 2005, the amount representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings is $33 million. The remaining net asset of $52 million included in the June 30, 2005 balance sheet is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including amounts related to natural gas physical swap transactions, as well as option premiums, net of amortization. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of June 30, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract asset at June 30, 2005
Source of fair value	Maturity less than 1 year	Maturity of 1-3 years	Maturity of 4-5 years	Maturity in Excess of 5 years	Total
Prices actively quoted	$14	$59	$2	$—	$75
Prices provided by other external sources	(35)	(34)	(2)	(4)	(75)
Prices based on models	19	14	—	—	33

Total	$(2)	$39	$—	$(4)	$33

Percentage of total fair value	(6)%	118%	—%	(12)%	100%

As the above table indicates, 112% of the net unrealized mark-to-market valuation gains at June 30, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2007 and 2010, respectively. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flow hedge activity (net of tax):
Net change in fair value of hedges – gains/(losses):
Commodities	$—	$(17)	$15	$(75)

	—	(17)	15	(75)
Losses realized in earnings (net of tax):
Commodities	14	6	30	10
Financing – interest rate swaps	2	1	3	2

	16	7	33	12
Effect of cash flow hedges reported in comprehensive results related to continuing operations	$16	$(10)	$48	$(63)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows— Cash flows provided by operating activities for the six months ended June 30, 2005 totaled $512 million for a decrease of $52 million, or 9%. The decrease reflected a $206 million decrease in working capital (accounts receivable, accounts payable and inventory) primarily reflecting cash flow timing effects arising from lower wholesale purchases and sales, as well as higher retail accounts receivable balances due to higher pricing and hotter weather. This effect was partially offset by higher earnings (as adjusted for the noncash charges and credits identified in the statement of cash flows).

Cash flows used in financing activities totaled $347 million in 2005 compared to $451 million in 2004. The activity reflected:

•	advances to parent of $966 million in 2005 and $1.6 billion in 2004;

•	cash distributions to parent of $350 million in both years; and

•	funds provided by net issuances and repayments of borrowings of $969 million in 2005 and $1.5 billion in 2004.

Cash flows used in investing activities totaled $168 million in 2005 compared to $127 million during 2004. Capital expenditures, including nuclear fuel, were $161 million in 2005 and $153 million in 2004. Capital expenditures in 2005 reflect increased spending for generation projects, including the nuclear steam generator replacement.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $29 million for 2005. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

Financing Activities

Long-term Debt Activity — During the six months ended June 30, 2005, TXU Energy Holdings issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Energy Holdings:
Pollution control revenue bonds	$71	$39
Other long-term debt	—	1

Total	$71	$40

See Note 3 to Financial Statements for further detail of debt issuance and retirements and financing arrangements.

Credit Facilities — At August 5, 2005, TXU Energy Holdings had access to credit facilities totaling $4.0 billion of which $2.3 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 3 to Financial Statements for details of the arrangements.

In June 2005, TXU Energy Holdings obtained a commitment from a financial institution for a new credit facility totaling $1 billion, on terms comparable to its existing credit facilities, which can be used for general corporate purposes. The commitment was subsequently amended to include TXU Electric Delivery as a borrower. The agreement was executed on August 12, 2005. The maximum amount directly available to TXU Electric Delivery under the facility is $800 million.

Short-term Borrowings — At June 30, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $1.2 billion at a weighted average interest rate of 3.67%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

The increase in bank borrowings is largely attributable to TXU Corp.’s funding requirements for the settlement of its accelerated share repurchase program and the redemption of its Series B preference stock. TXU Energy Holdings expects to reduce its bank borrowings by the end of 2005 with cash from operations.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for several years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 17, 2005, the program was extended until June 17, 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Holdings under the program totaled $406 million and $411 million at June 30, 2005 and December 31, 2004, respectively. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB+	BBB

Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

As reflected in the table above, in June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch and lowered its rating of TXU Electric Delivery’s secured debt one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.” The one level downgrade by S&P results in approximately $50 million of cash collateral requirements.

These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt, and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Energy Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2005, all such applicable covenants were complied with.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $115 million at June 30, 2005). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

Under the terms of leases with $148 million in remaining lease payments (principal amount as of June 30, 2005), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the lease. A rail spur lease, which had a July 2005 renewal option date, includes a credit rating covenant. TXU Energy Holdings and the counterparty agreed to extend the lease for 30 days and further agreed in principle to remove the credit rating covenant upon an amendment expected to occur in August 2005. The lease has $97 million in remaining payments (principal amount as of June 30, 2005).

TXU Energy Holdings has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post an incremental $185 million in addition to existing collateral requirements. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $36 million at June 30, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $7 million.

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

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings. All of the above default provisions are the same under the new $1 billion facility that was executed in August 2005. See “Credit Facilities” above regarding the facility.

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

Long-term Contractual Obligations and Commitments — There were no significant changes to contractual obligations and commitments as presented in the 2004 Form 10-K/A other than an increase of approximately $900 million (to $3.3 billion) in the one to three years obligation related to commodity purchase and services agreements. The change was due to increases in pricing and volumes.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has had an accounts receivable securitization program in place for several years. See discussion above under “Sale of Receivables” and in Note 3 to Financial Statements.

There have been no changes related to the outstanding arrangement with Capgemini, as disclosed in the 2004 Form 10-K/A.

Also see Note 5 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for additional discussion of commitments and contingencies.

REGULATION AND RATES

Price-to-Beat Rates — On April 15, 2005, TXU Energy Holdings filed a request for a price-to-beat increase which was approved by the Commission on May 11, 2005. The increase was effective with the billing cycle following the approval. The price-to-beat increase raises the average monthly residential bill by 9.9%.

ERCOT Market Issues — The Texas Public Utility Regulatory Act (PURA) and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA that are not expected to have a material impact upon TXU Corp.’s operations. Senate Bill 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also creates a new wholesale market monitor in ERCOT.

Texas Legislature Special Session – The 79th Texas Legislature completed its 1st special session called to consider school finance and various associated tax provisions. This session was unable to address the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard in ERCOT. The Governor has called a 2nd session of the 79th Legislature to again address school finance and various associated tax provisions. Other legislation may be brought up (if so designated by the Governor) but TXU Energy Holdings cannot predict the ultimate outcome of this or any other matters under consideration by the legislature during this special session.

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

In December 2004, a cost-benefit analysis prepared by a third-party consultant was filed with the Commission by ERCOT. ERCOT filed its description of the proposed market design on March 18, 2005, subject to a commitment to update the filing when the description of the financial settlement for the proposed market design is completed. The Chairman of the Commission has announced his intention to have the Commission reach a final decision concerning the implementation of the ERCOT nodal market by mid-August, 2005. Further actions by the Commission concerning proposed changes to the ERCOT market design may follow the mid-August decision and TXU Energy Holdings is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

Wholesale Market Investigation — On December 8, 2004, the Commission Staff opened a project (PUC Project No. 30513) to facilitate an ongoing informal fact-finding review of the electric wholesale market activities of TXU Energy Holdings and its affiliates. Commission Staff indicated that it “created this project because of substantial concerns publicly expressed by the Commission and market participants about TXU’s recent activities.” On April 26, 2005, the Commission Staff issued a report by its consultant, Potomac Economics, concerning the balancing energy transactions at issue. This report indicates no evidence of unlawful activities by TXU Energy Holdings. The Staff indicated in an accompanying memorandum that it does not intend to pursue any enforcement actions against market participants, including TXU Energy Holdings, in this matter.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Energy Holdings’ January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Energy Holdings’ nuclear generating facility was completed. The updated study was filed with the Commission on June 17, 2005. The accompanying testimony concludes that no change to the nuclear decommissioning tariff is warranted at this time. In its July 6, 2005 filing, the Commission Staff concluded that the study is adequate, complies with the Commission’s rules, and constitutes a compliance filing that does not require further process. On July 29, 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

Air Permit Filing — In July 2005, TXU Energy Holdings filed an air permit with the Texas Commission on Environmental Quality for a proposed 1,720-megawatt lignite-fired power plant in Robertson County, approximately 30 miles northwest of the Bryan-College Station area. The permit is necessary to continue discussions about the facility’s benefits with potential partners. If a decision is made to proceed with the project, construction could begin as early as 2006, and the facility would take about four years to complete, making it operational around 2009 or 2010.

Energy Policy Act — The Energy Policy Act of 2005 (which provides for, among other things, the repeal of Public Utility Holding Company Act (PUHCA) no later than six months after enactment) has been passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. PUHCA has limited the operations and ownership of public utilities to discrete geographical areas in the United States and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. As rules are enacted with respect to implementation and interpretation of the new law, TXU Energy Holdings will assess the expected effects of the bill on its businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Energy Holdings may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Energy Holdings is exposed to in the ordinary course of business. TXU Energy Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. TXU Energy Holdings enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale markets activities.

RISK OVERSIGHT

TXU Energy Holdings’ wholesale markets operation manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

	June 30, 2005	December 31, 2004
Period-end MtM VaR:	$25	$20
Average Month-end MtM VaR:	$17	$20

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

	June 30, 2005	December 31, 2004
EaR	$33	$24
CFaR	$106	$116

Natural Gas Price & Market Heat-Rate Exposure — Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity.

TXU Energy Holdings is both a producer and a buyer of wholesale electricity. The generation operations supply power to the wholesale market and the retail business, which also purchases power in the wholesale market. The combination of these two businesses provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Energy Holdings’ wholesale market positions, for 2005 TXU Energy Holdings’ portfolio position is substantially balanced with respect to changes in natural gas prices, given TXU Energy Holdings’ projections of baseload unit availability and customer churn and assuming no further changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa. In the near term, TXU Energy Holdings has more significant exposure to changes in market heat rates than natural gas prices, in part due to TXU Energy Holdings’ 6,309 MW of active gas-fired generation capacity in Texas that TXU Energy Holdings currently dispatches for its own use. TXU Energy Holdings expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

Over the longer term, TXU Energy Holdings’ exposure to changes in natural gas prices and market heat rates is expected to increase. The magnitude of this exposure is determined by several key assumptions including, but not limited to, baseload generation capacity factors, gas plant availability, the size of the retail business (both large business and residential), and the levels and stability of margins in the retail business. In the unlikely case that TXU Energy Holdings’ retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Energy Holdings could experience an approximate $250 million reduction in annual pretax earnings for every $0.50 per million British thermal units reduction in natural gas prices (approximate 6% change in current price) sustained over a full year. In the same scenario of retail price linkage to wholesale markets, if natural gas prices and other nonprice conditions remained unchanged, but ERCOT electricity prices declined by $5/MWh (approximate 8% change in current price) for a full year because of declining market heat rates, TXU Energy Holdings could experience an approximate $330 million reduction in annual pretax earnings.

INTEREST RATE RISK

See Note 3 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2004.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Energy Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Energy Holdings has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Energy Holdings. Additionally, TXU Energy Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Energy Holdings’ gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $2.4 billion at June 30, 2005.

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

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of June 30, 2005, is $1.3 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.1 billion. Of this amount, approximately 84% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Energy Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Energy Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $103 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S. A.

The following table presents the distribution of credit exposure as of June 30, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

	Exposure before Credit Collateral	Credit Collateral	Net Exposure	Exposure by Maturity
				2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,103	$220	$883	$667	$117	$99	$883
Noninvestment grade	231	64	167	128	21	18	167

Totals	$1,334	$284	$1,050	$795	$138	$117	$1,050

Investment grade	83%	78%	84%
Noninvestment grade	17%	22%	16%

TXU Energy Holdings had exposure with two counterparties each having exposure greater than 10% of the net exposure of $1.1 billion at June 30, 2005. These two counterparties represent approximately 10% and 11% respectively of the net exposure and are viewed to be a low credit risk. Additionally, approximately 76% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

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

The Recent Implementation of Performance Improvement Initiatives May Result in Disruptions.

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

TXU Energy Holdings’ Future Results of Operations May be Impacted by Settlement Adjustments Determined by ERCOT Related to Prior Periods.

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

TXU Energy Holdings’ Businesses are Subject to Complex Governmental Regulations and Increased Competition Due to Deregulation. These Factors May Have a Negative Impact on Its Business or Results of Operations.

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

TXU Energy Holdings’ businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, and the Clean Air Act, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, recovery of purchased gas and power costs, decommissioning costs and present or prospective wholesale and retail competition.

TXU Energy Holdings, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Energy Holdings and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

TXU Energy Holdings’ Revenues and Results of Operations are Subject to Risks that are Beyond Its Control.

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

All of TXU Energy Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy Holdings’ baseload power production is dependent in significant part upon the price of natural gas. TXU Energy Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy Holdings’ power production assets and the size of its position relative to market liquidity.

TXU Energy Holdings’ Assets or Positions Cannot be Fully Hedged Against Changes in Commodity Prices, and Its Hedging Procedures May Not Work as Planned.

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

TXU Energy Holdings’ Counterparties May Not Meet Their Obligations.

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

A Downgrade in TXU Energy Holdings’ Credit Ratings Could Negatively Affect its Ability to Access Capital and/or its Ability to Operate Efficiently its Power Operations and Could Require TXU Energy Holdings to Post Collateral or Repay Certain Indebtedness.

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

In addition, as discussed in the 2004 Form 10-K/A and this Form 10-Q, the terms of certain of TXU Energy Holdings’ financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

Operation of Power Production Facilities Involves Significant Risks that Could Adversely Affect TXU Energy Holdings’ Results of Operations and Financial Condition.

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

TXU Energy Holdings May Incur Substantial Costs and Liabilities Due to Its Ownership and Operation of the Comanche Peak Nuclear Facilities.

The ownership and operation of nuclear facilities, including TXU Energy Holdings’ ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•	Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy Holdings’ resources, including insurance coverage.

TXU Energy Holdings’ Cost of Compliance With Environmental Laws are Significant, and the Cost of Compliance With New Environmental Laws Could Materially Adversely Affect TXU Energy Holdings’ Results of Operations and Financial Condition.

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

TXU Energy Holdings May Lose a Significant Number of Retail Customers in the Historical Service Territory.

While TXU Energy Holdings may now offer prices other than the price-to-beat, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007. The results of TXU Energy Holdings’ retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Energy Holdings in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the wholesale market price for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on wholesale market prices for power, TXU Energy Holdings does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Energy Holdings’ price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Energy Holdings’ price-to-beat rate will not result in negative headroom in the future. In addition, TXU Corp. faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well known brand recognition. Such competitors may also offer prices that are too low to be sustainable over the long-term, but attract customers away from TXU Energy Holdings.

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

TXU Energy Holdings’ Subsidiaries Rely on the Infrastructure of Local Utilities or Independent Transmission System Operators to Provide Electricity to, and to Obtain Information About, Their Customers. Any Infrastructure Failure Could Negatively Impact Customer Satisfaction and Could Have a Material Negative Impact on TXU Energy Holdings’ Business and Results of Operations.

TXU Energy Holdings depends on transmission and distribution facilities owned and operated by other utilities to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy Holdings’ ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Energy Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy Holdings’ customers could negatively impact the satisfaction of its customers with its service.

TXU Energy Holdings Offers Bundled Services to Its Retail Customers at Fixed Prices and for Fixed Terms. If TXU Energy Holdings’ Cost to Obtain the Commodities Included in These Bundled Services Exceed the Prices Paid by Its Customers, TXU Corp.’s Results of Operations Could be Materially Adversely Affected.

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

Changes in Technology or Increased Competition May Reduce the Value of TXU Energy Holdings’ Power Plants and May Significantly Impact Its Business in Other Ways as Well.

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

TXU Energy Holdings is a Holding Company, and Its Obligations are Structurally Subordinated to Existing and Future Liabilities of Its Subsidiaries.

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

Because TXU Energy Holdings is a holding company, its obligations are structurally subordinated to all existing and future liabilities and any future preferred stock of its subsidiaries. Therefore, TXU Energy Holdings’ rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that TXU Energy Holdings may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by TXU Energy Holdings.

In the Future, TXU Energy Holdings Could Have Liquidity Needs That Could be Difficult to Satisfy Under Some Circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Energy Holdings’ ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Energy Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Energy Holdings’ access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	a deterioration of TXU Energy Holdings’ credit or a reduction in TXU Energy Holdings’ credit ratings or the credit ratings of TXU Corp. or TXU Corp.’s other subsidiaries;

•	extreme volatility in TXU Energy Holdings’ markets that increases margin or credit requirements;

•	a material breakdown in TXU Energy Holdings’ risk management procedures;

•	prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and

•	the occurrence of material adverse changes in TXU Energy Holdings’ businesses that restrict TXU Energy Holdings’ ability to access its liquidity facilities.

A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Energy Holdings’ credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Energy Holdings’ liquidity and credit could limit its wholesale markets management activities.

Recent Events in the Energy Markets that are Beyond TXU Energy Holdings’ Control have Increased the Level of Public and Regulatory Scrutiny in TXU Energy Holdings’ Industry and in the Capital Markets and Have Resulted in Increased Regulation and New Accounting Standards. The Reaction to these Events May Have Negative Impacts on Its Businesses, Financial Condition and Access to Capital.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Holdings contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Energy Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Energy Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC, the Commission and the NRC, with respect to:

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Energy Holdings’ ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Energy Holdings’ financial instruments;

•	changes in technology used by and services offered by TXU Energy Holdings;

•	significant changes in TXU Energy Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Energy Holdings; and

•	actions by credit rating agencies.

Any forward-looking statement speaks only as of the date on which it is made, and TXU Energy Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Energy Holdings to predict all of them, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 regarding legal proceedings.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed* With File Number	As Exhibit
(15)	Letter re: Unaudited Interim Financial Information.

15				Letter from independent registered public accounting firm as to unaudited interim financial information.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of M.S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of M.S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99				Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2005.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ENERGY COMPANY LLC

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: August 12, 2005