Form 10-Q
period 2005-09-30
TXU ENERGY CO LLC
filed 2005-11-10
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-108876

TXU Energy Company LLC

A Delaware Limited Liability Company	75-2967817
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX, 75201-3411	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

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

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2005, all outstanding common membership interests in TXU Energy Company LLC were held by TXU US Holdings Company.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K/A	TXU Energy Company LLC’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Energy Holdings

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 04-6	EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp. as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kWh	kilowatt-hours

market heat rate	a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. A higher heat rate indicates lower efficiency

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

ii

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 123R	SFAS 123 (Revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions of dollars)
Operating revenues	$2,872	$2,517	$6,902	$6,589

Costs and expenses:
Fuel, purchased power costs and delivery fees	1,712	1,556	3,984	4,157
Operating costs	152	145	482	513
Depreciation and amortization	78	83	234	268
Selling, general and administrative expenses	139	182	368	494
Franchise and revenue-based taxes	27	28	77	80
Other income	(19)	(36)	(28)	(50)
Other deductions	6	20	18	301
Interest income	(21)	(13)	(42)	(21)
Interest expense and related charges	102	91	287	263

Total costs and expenses	2,176	2,056	5,380	6,005

Income from continuing operations before income taxes	696	461	1,522	584

Income tax expense	237	152	515	178

Income from continuing operations	459	309	1,007	406

Loss from discontinued operations, net of tax benefit (Note 2)	(2)	(3)	(6)	(33)

Net income	$457	$306	$1,001	$373

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions of dollars)
Components related to continuing operations:
Income from continuing operations	$459	$309	$1,007	$406

Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment (net of tax expense of $–, $–, $4 and $–)	—	—	7	—
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $35, $2, $27 and $46)	(67)	(12)	(52)	(87)
Amounts realized in earnings during the period (net of tax expense of $7, $3, $25 and $11)	13	8	46	20

Total cash flow hedges	(54)	(4)	(6)	(67)

Comprehensive income from continuing operations	405	305	1,008	339
Comprehensive loss from discontinued operations	(2)	(3)	(6)	(33)

Comprehensive income	$403	$302	$1,002	$306

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(millions of dollars)
Cash flows – operating activities:
Income from continuing operations	$1,007	$406
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	279	315
Deferred income tax expense and investment tax credits – net	(56)	22
Net effect of unrealized mark-to-market valuations of commodity contracts	87	92
Asset write-down charges	—	186
Decrease in accrued lease liability for out-of-service assets	(12)	—
Net gain on sales of assets	(13)	(48)
Change in regulatory-related liabilities	(48)	(51)
Charge for contract counterparty nonperformance	12	—
Net equity loss from unconsolidated affiliate	5	7
Stock-based compensation expense	9	11
Amortization of losses on dedesignated cash flow hedges	7	6
Bad debt expense	37	76
Changes in operating assets and liabilities	56	(234)

Cash provided by operating activities from continuing operations	1,370	788

Cash flows – financing activities:
Issuances of long-term debt	71	800
Retirements/repurchases of debt	(71)	(229)
Increase in notes payable to banks	250	565
Net decrease in advances from affiliates	(701)	(1,201)
Distribution paid to parent	(525)	(525)
Excess tax benefits on stock-based compensation	7	—
Debt premium, discount, financing and reacquisition expenses	(14)	(15)

Cash used in financing activities for continuing operations	(983)	(605)

Cash flows – investing activities:
Capital expenditures	(189)	(149)
Nuclear fuel	(57)	(46)
Proceeds from sale of assets	36	19
Other	(9)	20

Cash used in investing activities for continuing operations	(219)	(156)

Discontinued operations
Cash used in operating activities	(3)	(40)

Cash used in discontinued operations	(3)	(40)

Net change in cash and cash equivalents	165	(13)

Cash and cash equivalents – beginning balance	70	18

Cash and cash equivalents – ending balance	$235	$5

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$235	$70
Restricted cash	16	6
Advances to parent	1,346	686
Accounts receivable — trade	1,158	1,139
Inventories	348	284
Commodity contract assets	2,216	546
Cash flow hedge and other derivative assets	33	4
Margin deposits with commodity contract counterparties	423	65
Other current assets	201	168

Total current assets	5,976	2,968

Investments:
Restricted cash	—	15
Other investments	540	538
Property, plant and equipment — net	9,863	9,920
Goodwill	517	517
Commodity contract assets	427	315
Cash flow hedge and other derivative assets	45	4
Assets held for sale (Note 2)	—	17
Other noncurrent assets	231	221

Total assets	$17,599	$14,515

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Notes payable – banks	$460	$210
Long-term debt due currently	401	31
Trade accounts payable – nonaffiliates	995	956
Trade accounts and other payables to affiliates	417	240
Commodity contract liabilities	2,013	491
Cash flow hedge and other derivative liabilities	220	113
Margin deposits from commodity contract counterparties	638	115
Accrued income and other taxes	176	190
Other current liabilities	388	498

Total current liabilities	5,708	2,844

Accumulated deferred income taxes	2,022	1,927
Investment tax credits	330	342
Commodity contract liabilities	703	347
Cash flow hedge and other derivative liabilities	38	66
Notes or other liabilities due TXU Electric Delivery	362	386
Other noncurrent liabilities and deferred credits	883	1,269
Long-term debt, less amounts due currently	2,947	3,226
Exchangeable preferred membership interest, net of discount ($227 and $239)	523	511
Liabilities held for sale (Note 2)	—	6

Total liabilities	13,516	10,924

Contingencies (Note 5)

Membership interests (Note 4):
Capital account	4,233	3,742
Accumulated other comprehensive loss	(150)	(151)

Total membership interests	4,083	3,591

Total liabilities and membership interests	$17,599	$14,515

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — TXU Energy Holdings is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas. There are no reportable business segments within TXU Energy Holdings.

Discontinued Businesses — Note 2 presents detailed information regarding discontinued operations. The condensed consolidated financial statements for all periods have been reclassified to present these operations as discontinued.

Basis of Presentation — The condensed consolidated financial statements of TXU Energy Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K/A, except with respect to pension and other postretirement benefits as discussed in Note 8, as well as the changes in composite depreciation rates discussed immediately below. All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K/A. The results of operations for an interim period may not give a true indication of results for a full year.

Effective January 1, 2005, TXU Energy Holdings adjusted the composite depreciation rates related to lignite/coal-fired generation facilities to better reflect their useful lives, resulting in lower (as compared to the 2004 periods) depreciation expense for the three and nine months ended September 30, 2005 of $4 million and $10 million ($3 million and $7 million after-tax), respectively.

See Note 8 for a discussion of effects of a change in legislation regarding regulatory recovery of pension and other postretirement benefit costs.

Results of operations for 2004 reflect the adoption of SFAS 123R in the fourth quarter of 2004.

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

In March 2005, the FASB ratified the consensus reached in EITF 04-6 “Accounting for Stripping Costs in the Mining Industry.” The consensus concludes that stripping cost incurred after a mine enters the production phase be treated as a variable cost of inventory extracted. This consensus is effective for TXU Energy Holdings with reporting for the first quarter of 2006. The implementation of EITF 04-6 is not expected to materially impact TXU Energy Holdings’ results of operations or financial position.

2. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Pedricktown
Operating revenues	$—	$12
Operating costs and expenses	—	14

Operating loss before income taxes	—	(2)
Charges related to exit (after-tax)	(2)	(4)

Loss from discontinued operations	$(2)	$(6)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Pedrick- Town	Strategic Retail Services	Total	Pedrick- town	Strategic Retail Services	Total
Operating revenues	$8	$3	$11	$27	$13	$40
Operating costs and expenses	8	4	12	30	16	46
Other deductions	—	—	—	—	10	10

Operating loss before income taxes	—	(1)	(1)	(3)	(13)	(16)
Income tax expense (benefit)	—	1	1	(1)	(4)	(5)
Charges related to exit (after-tax)	—	(1)	(1)	(17)	(5)	(22)

Loss from discontinued operations	$—	$(3)	$(3)	$(19)	$(14)	$(33)

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production business and exit the related power supply and gas transportation agreements. The business was sold on July 1, 2005 for $8.7 million in cash. A $2 million charge recorded in the third quarter of 2005 represents an estimated working capital adjustment related to the sale transaction.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services, which was engaged principally in providing energy management services. Substantially all disposition activities have been completed.

Balance sheet — There were no assets or liabilities held for sale as of September 30, 2005. The following details the assets and liabilities of the Pedricktown operations held for sale as of December 31, 2004:

December 31, 2004
Current assets	$2
Property, plant and equipment	15

Assets held for sale	$17

Current liabilities	$3
Noncurrent liabilities	3

Liabilities held for sale	$6

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At September 30, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $460 million at a weighted average interest rate of 4.23%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities — At September 30, 2005, TXU Energy Holdings had access to credit facilities (all of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At September 30, 2005
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$438	$80	$882
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	—	1,000
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	300	1,300
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	70	175	255
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$963	$600	$3,437

In August 2005, TXU Energy Holdings and TXU Electric Delivery executed an agreement for a new $1.0 billion 3-year joint credit facility with terms comparable to its existing credit facilities. The facility may be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper and letters of credit by TXU Energy Holdings or TXU Electric Delivery.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper and letters of credit by or for TXU Energy Holdings or TXU Electric Delivery.

At September 30, 2005, there was no commercial paper outstanding under any of the facilities.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

The maximum amount directly available to TXU Electric Delivery under the facilities is $3.6 billion.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program to TXU Energy Holdings as of September 30, 2005 was $624 million.

The maximum amount of funding currently available under the program is $700 million, and as of September 30, 2005 the program was fully funded. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Prior to the June 2005 renewal, this reduction was determined by the originator’s credit rating. Undivided interests were reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating. Effective with the renewal, this reduction is based only on TXU Energy Holdings’ fixed charge coverage ratio. Under the renewal, funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. Customer deposits, which totaled $108 million at September 30, 2005, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Energy Holdings, which is reported in accounts receivable, was $348 million at September 30, 2005 and $293 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees for TXU Energy Holdings (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $12 million and $7 million for the nine-month periods ending September 30, 2005 and 2004, respectively, and approximated 3.4% and 1.9% for the first nine months of 2005 and 2004, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Energy Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $3 million in the first nine months of 2005 and 2004, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The September 30, 2005 consolidated balance sheet reflects $972 million face amount of trade accounts receivable, such amount having been reduced by $624 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Energy Holdings increased $213 million and $125 million for the nine months ended September 30, 2005 and 2004, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Holdings for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
Cash collections on accounts receivable	$4,626	$4,928
Face amount of new receivables purchased	(4,894)	(4,979)
Discount from face amount of purchased receivables	15	10
Program fees paid	(12)	(7)
Servicing fees paid	(3)	(3)
Decrease in subordinated notes payable	55	(74)

Operating cash flows provided to TXU Energy Holdings under the program	$(213)	$(125)

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

Long-term Debt — At September 30, 2005 and December 31, 2004, the long-term debt of TXU Energy Holdings and its consolidated subsidiaries consisted of the following:

	September 30, 2005	December 31, 2004
Pollution Control Revenue Bonds:
Brazos River Authority:
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005	$—	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.830% Floating Series 2001A due October 1, 2030(b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
2.790% Floating Series 2001D due May 1, 2033(b)	268	268
3.840% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
2.830% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	—	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.360% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	103	9
Fair value adjustments related to interest rate swaps	10	15

Total TXU Energy Holdings	3,348	3,257

Less amount due currently	401	31

Total long-term debt	$2,947	$3,226

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at September 30, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.
(d)	Interest rates in effect at September 30, 2005.

Debt Issuances and Retirements in 2005

In August 2005, TXU Energy Holdings entered into a lease for a rail spur at the Big Brown generation plant. The new lease, which replaces an operating lease, is being accounted for as a capital lease and the obligation of $95 million is reported in long-term debt.

In May 2005, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994A, in an aggregate principal amount of $39 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for this series. TXU Energy Holdings currently plans to remarket the bonds in the future.

In January 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Retirements of other long-term debt in the first nine months of 2005 totaling $31 million represent payments at scheduled maturity dates.

Fair Value Hedges — TXU Energy Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At September 30, 2005, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective).

The fair value adjustments reported above in the long-term debt table as of September 30, 2005 include $18 million of unamortized value of settled net in-the-money fixed-to-variable swaps that is being amortized to earnings over the remaining life of the associated debt, partially offset by $8 million representing changes in the fair market value of net out-of-the-money open fixed-to-variable swaps.

Changes in open swap fair values reported as adjustments to debt amounts are offset by changes in derivative assets and liabilities.

4. MEMBERSHIP INTERESTS

Under SFAS 123R, compensation expense related to TXU Corp. share-based awards for TXU Energy Holdings’ employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Energy Holdings recorded an $8 million credit to common membership interests for the nine months ended September 30, 2005. In addition, TXU Energy Holdings recorded a $7 million credit to common membership interests for the excess tax benefit arising from the fair value on the distribution date of the TXU Corp. share-based awards exceeding the reported compensation expense related to the awards that vested in the nine months ended September 30, 2005.

In November 2004, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in January 2005. In February 2005, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in April 2005. In May 2005, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in July 2005. In August 2005, TXU Energy Holdings approved a cash distribution of $175 million that was paid to US Holdings in October 2005.

The following table presents the changes in membership interests for the nine months ended September 30, 2005:

	Capital Accounts	Accumulated Other Comprehensive Gain (Loss)	Total Membership Interests
Balance at December 31, 2004	$3,742	$(151)	$3,591
Distributions paid to parent	(525)	—	(525)
Net income	1,001	—	1,001
Net effects of cash flow hedges	—	(6)	(6)
Effects of incentive compensation plans	15	—	15
Minimum pension liability adjustment	—	7	7

Balance at September 30, 2005	$4,233	$(150)	$4,083

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. A final settlement stipulation has been signed and filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement. The Court held a hearing on June 23, 2005 to consider final approval of the settlement but has not yet granted such final approval. TXU Corp. has cooperated with the SEC. and completed the production of documents requested by the subpoena. TXU Corp. intends to continue to cooperate with the SEC in connection with its inquiry. In addition, on July 12, 2005, Mr. Erle Nye, formerly a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he has completed his response to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its and TXU Energy Holdings’ subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. and its subsidiaries filed a motion to dismiss the plaintiffs’ complaint, primarily on the basis of the filed rate doctrine which was at issue in the Texas Commercial Energy (TCE) litigation discussed below. The Court had not yet ruled on the Motion to Dismiss and the Court lifted a stay that had been entered and discovery in the case had commenced however on November 9, 2005 the parties entered into an agreement in principle to settle the litigation which will result in the dismissal of the litigation as to the TXU defendants with prejudice. To the extent the settlement does not become effective; TXU Corp. believes that claims against it and its subsidiary companies are without merit, and TXU Corp. and its subsidiaries will vigorously defend the lawsuit. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of this action in such event.

Between October 19 and December 30, 2004, ten lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” Discovery has commenced in this litigation. TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit and TXU Corp. intends to vigorously defend the lawsuits. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by TCE in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE appealed the dismissal and the Fifth Circuit Court of Appeals affirmed the dismissal. TCE subsequently filed pleadings seeking further appellate review of this decision by the United States Supreme Court. TXU Energy Holdings believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on any further appeal. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of this action in the event the dismissal were to be reversed.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants filed a motion to dismiss the lawsuit which was pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the plaintiff voluntarily moved to dismiss this action and the Court has entered an order granting the dismissal thereby terminating this litigation.

General — In addition to the above, TXU Energy Holdings. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Leases — There were no significant changes to leases as presented in TXU Energy Holdings’ 2004 Form 10-K/A other than an increase related to capital leases of approximately $95 million (to $103 million) associated with a capital lease for a rail spur at the Big Brown generation plant.

Guarantees — As discussed below, TXU Energy Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002.

Residual value guarantees in operating leases — TXU Energy Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At September 30, 2005, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $93 million. The majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately eight years.

Debt obligations of the parent — TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $109 million at September 30, 2005) for its headquarters building.

TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility maturing in December 2009, letters of credit totaling $455 million were outstanding at September 30, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

At September 30, 2005, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $473 million to support hedging and risk management margin requirements in the normal course of business and for miscellaneous credit support requirements. As of September 30, 2005, approximately 63% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

Surety bonds — TXU Energy Holdings has outstanding surety bonds of approximately $29 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

6. CASH FLOW HEDGES UNDER SFAS 133

TXU Energy Holdings expects that $122 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. These losses relate to cash flow hedges and will be reclassified from accumulated other comprehensive income as the related hedged transactions are settled. Of this amount, $116 million relates to commodity hedges and $6 million relates to financing-related hedges.

TXU Energy Holdings experienced cash flow net hedge ineffectiveness of $1 million and $2 million, respectively, for the three and nine months ended September 30, 2005, reported as a gain in revenues. For the three and nine months ended September 30, 2004, TXU Energy Holdings experienced net cash flow hedge ineffectiveness of $4 million and $21 million, respectively, reported as a loss in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $2 million and $8 million, respectively, in net gains for the three and nine months ended September 30, 2005 and $3 million and $20 million, respectively, in net losses for the three and nine months ended September 30, 2004.

TXU Energy Holdings has no hedging positions against exposure to the variability of future cash flows from energy-related transactions that extend more than five years.

7. OTHER INCOME AND DEDUCTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other income:
Insurance recovery of damage claim	$6	$—	$6	$—
Net gain on sales of assets (a)	5	35	6	47
Gain on sale of power transmission project investment	7	—	7	—
Power services agreement termination fee	—	—	4	—
Other	1	1	5	3

Total other income	$19	$36	$28	$50

Other deductions:
Charge related to coal contract counterparty nonperformance	$—	$—	$12	$—
Debt extinguishment losses	—	1	—	1
Software write-off	—	(2)	—	107
Spare parts write-down	—	—	—	79
Capgemini outsourcing transition costs	3	—	9	—
Employee severance (related to 2004 Restructuring Program)	—	3	(1)	89
Equity losses of entity holding investment in Capgemini	2	8	5	8
Expenses related to impaired construction projects	—	1	—	5
Casualty loss (gas storage explosion)	—	5	—	5
Settlement of purchase power agreement	—	3	—	3
Adjustment to generation turbine lease liability (b)	—	—	(12)	—
Other	1	1	5	4

Total other deductions	$6	$20	$18	$301

(a)	Amounts in 2004 include a gain on the sale of undeveloped land of $18 million for both the quarter and year-to-date periods and amortization of a deferred gain on the 2002 sale of two generation plants of $18 million for the quarter and $30 million year-to-date.
(b)	In December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds. A further true-up of the sublease proceeds for leases entered into resulted in a charge of $3 million in the second quarter of 2005.

8. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest	$84	$68	$224	$197
Distributions on preferred membership interests (a)	17	17	51	51
Amortization of discount and debt issuance costs	4	9	21	21
Interest capitalized in accordance with SFAS 34	(3)	(3)	(9)	(6)

Total interest expense and related charges	$102	$91	$287	$263

(a)	In April 2004, TXU Corp. purchased TXU Energy Holdings’ preferred membership interests from unaffiliated holders, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$42
Additions to liability	1
Payments charged against liability	(19)
Other adjustments to the liability	(3)

Liability for severance costs as of September 30, 2005	$21

Restricted Cash — At September 30, 2005, TXU Energy Holdings had $16 million in restricted cash reported in current assets for demolition and relocation work to be performed by TXU Energy Holdings related to the sale of land.

Trade Accounts Receivable — At September 30, 2005 and December 31, 2004, trade accounts receivable from nonaffiliates of $1.2 billion and $1.1 billion are stated net of allowance for uncollectible accounts of $48 million and $15 million, respectively. Allowances related to receivables sold are reported in current liabilities and totaled $21 million and $45 million at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005, bad debt expense was $37 million, account write-offs were $28 million and changes related to receivables sold increased the allowance for uncollectible accounts by $24 million. During the nine months ended September 30, 2004, bad debt expense was $76 million, account write-offs were $90 million and other changes related to receivables sold increased the allowance for uncollectible accounts by $3 million.

Trade accounts receivable included $457 million and $388 million of unbilled revenues at September 30, 2005 and December 31, 2004, respectively.

Reserves Related to Commodity Contract Assets — At September 30, 2005 and December 31, 2004, current and noncurrent commodity contract assets totaled $2.6 billion and $861 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $21 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$7	$3	$4	$3	$1	$2
Land easements	2	1	1	2	1	1
Mineral rights and other	31	23	8	31	23	8

Total	$40	$27	$13	$36	$25	$11

Aggregate amortization expense for intangible assets for the three months ended September 30, 2005 and 2004 was approximately $1 million and $0.3 million, respectively. Aggregate amortization expense for intangible assets for the nine months ended September 30, 2005 and 2004 was approximately $2 million and $21 million, respectively. At September 30, 2005, the weighted average useful lives of capitalized software, land easements and other were 5 years, 54 years and 40 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amount
2005	$2
2006	2
2007	2
2008	2
2009	1

Goodwill of $517 million at September 30, 2005 and December 31, 2004 was stated net of previously recorded accumulated amortization of $60 million.

Inventories by Major Category —

	September 30, 2005	December 31, 2004
Materials and supplies	$112	$112
Environmental energy credits	96	21
Fuel stock	73	79
Gas stored underground	67	72

Total inventories	$348	$284

Inventories are carried at average cost.

Property, Plant and Equipment — At September 30, 2005 and December 31, 2004, property, plant and equipment of $9.9 billion is stated net of accumulated depreciation and amortization of $7.8 billion and $7.5 billion, respectively.

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

The asset retirement liability was $522 million at September 30, 2005 and $631 million at December 31, 2004. Accretion during the nine months ended September 30, 2005 totaled $25 million and reclamation payments totaled $21 million. Also, during the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed by management. As a result of the updated study, the asset retirement obligation and related asset were adjusted downward $113 million, or 19%, principally due to revised cost escalation factors assumed in the previous study.

Accounting under SFAS 143 has no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

Affiliate Transactions — The following represent the significant affiliate transactions of TXU Energy Holdings:

•	TXU Energy Holdings incurs electricity delivery fees charged by TXU Electric Delivery. For the three months ended September 30, 2005 and 2004, these fees totaled $386 million and $422 million, respectively. For the nine months ended September 30, 2005 and 2004, these fees totaled $1.004 billion and $1.104 billion, respectively.

•	TXU Energy Holdings records interest expense payable to TXU Electric Delivery with respect to TXU Electric Delivery’s generation-related regulatory assets, which have been securitized through the issuance of transition bonds by TXU Electric Delivery. The interest expense serves to offset TXU Electric Delivery’s interest expense on the transition bonds. For the three months ended September 30, 2005 and 2004, this interest expense totaled $14 million and $15 million, respectively. For the nine months ended September 30, 2005 and 2004, this interest expense totaled $42 million and $40 million, respectively.

•	The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Energy Holdings’ financial statements reflect a payable of $395 million to TXU Electric Delivery ($33 million of which is classified as due currently) at September 30, 2005 and $435 million ($49 million of which is classified as due currently) at December 31, 2004.

•

The average daily balances of short-term advances to parent during the three months ended September 30, 2005 and 2004 was $1.5 billion. Interest income earned on the advances for the three months ended September 30, 2005 and 2004 was $16 million and $10 million, respectively. The weighted average interest rate for the three months ended September 30, 2005 and 2004 was 4.21% and 2.62%, respectively. The average daily balances of short-term advances to affiliates during the nine months ended September 30, 2005 and 2004 was $1.1 billion and $905 million, respectively. Interest income earned on the advances for the nine months ended September 30, 2005 and 2004 was $32 million and $19 million, respectively. The weighted average interest rate for the nine months ended September 30, 2005 and 2004 was 3.87% and 2.77%, respectively. Advances to affiliates may be settled in the form of dividends to US Holdings.

•	TXU Corp. charges TXU Energy Holdings for certain administrative services at cost. These costs, which are primarily included in SG&A expenses, totaled $18 million and $10 million for the three months ended September 30, 2005 and 2004, respectively. These costs totaled $46 million and $144 million for the nine months ended September 30, 2005 and 2004, respectively. Effective July 1, 2004, under TXU Energy Holdings’ ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided to TXU Energy Holdings by Capgemini.

•	TXU Energy Holdings received payments from TXU Gas under a service agreement that began in 2002 and ended June 30, 2004 and covered customer billing and customer support services provided for TXU Gas. These revenues totaled $15 million for the nine months ended September 30, 2004 and are included in other revenues. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge collected from REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $35 million and $30 million at September 30, 2005 and December 31, 2004, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•	In April 2004, TXU Corp. purchased TXU Energy Holdings’ exchangeable preferred membership interests from unaffiliated holders, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount, totaled $22 million and $65 million for the three and nine months ended September 30, 2005 and $21 million and $37 million for the three and nine months ended September 30, 2004.

•	See Note 3 for information regarding the accounts receivable securitization program and the related subordinated notes receivable.

•	Also see discussion immediately below regarding a change in allocation of pension and other postretirement benefit costs.

Pension and Other Postretirement Benefits — TXU Energy Holdings is a participating employer in the pension plan sponsored by TXU Corp. TXU Energy Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Energy Holdings totaled $4 million and $12 million for the three month periods ended September 30, 2005 and 2004, respectively, and $11 million and $43 million for the nine month periods ended September 30, 2005 and 2004, respectively.

Effective January 1, 2005, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the regulated predecessor integrated electric utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. Accordingly, the September 30, 2005 balance sheet reflects a decrease of $238 million in the accumulated pension and other postretirement liabilities and a $82 million decrease in the related deferred tax assets. The offset was recorded as an increase in current affiliate payables. The amounts of liabilities transferred reflect refinements of the allocation basis of plan assets and liabilities to achieve a greater level of precision and to support the implementation of legislation affecting TXU Electric Delivery’s regulatory recovery of pension and other postretirement benefit costs.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Supplemental Cash Flow Information —

	Nine Months Ended September 30,
	2005	2004
Cash payments related to continuing operations:
Interest (net of amounts capitalized)	$282	$260
Income taxes	$523	$220
Noncash investing and financing activities:
Capital lease for generation plant rail spur	$95	—
Transfer of pension and other postretirement benefit obligations and related deferred tax assets	$156	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Energy Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Energy Company LLC and subsidiaries (TXU Energy Holdings) as of September 30, 2005, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of TXU Energy Holdings’ management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Energy Holdings as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for the year then ended (not presented herein); and in our report (which report includes explanatory paragraphs related to TXU Energy Holdings’ change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment and the restatement of the statement of cash flows for the period ended December 31, 2004), dated March 21, 2005 and June 8, 2005 as to Note 17, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Dallas, Texas
November 10, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS

BUSINESS

TXU Energy Holdings is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activity, largely in Texas. There are no reportable business segments within TXU Energy Holdings.

Results of Growth Strategy Review and Updated Risk Management and Hedging Strategy

On November 7, 2005, TXU Corp. announced the results of its growth strategy review of all its operations. The strategy and opportunities for TXU Energy Holdings as well as the announced update of the risk management and hedging strategy are discussed below.

TXU Corp. has based its overall growth strategy around three core principles it believes are essential to success in the power sector: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

•	Access to structurally advantaged assets – TXU Corp. believes that long-term success in the energy sector is based upon having access to structurally advantaged assets, and believes that energy markets will continue to go through cycles and assets with a structural cost advantage are best positioned to succeed in the long term. TXU Corp. believes that its assets, including TXU Energy Holdings’ assets, are well-positioned across the electricity value chain.

•	Industrial skill set – TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from deregulation to competition that is underway in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. TXU Corp. is driving this effort through an overall program called the TXU Operating System.

•	Building and leveraging quality scale – TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, manage suppliers and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments, such as new power plants, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale derives from structurally advantaged regional positions. Quality scale enables companies to develop a deep understanding of regional wholesale markets and distinctive insights into market dynamics and regulatory frameworks, enabling better execution in today’s volatile commodity environment. Regional scale can also create access to advantaged development opportunities.

TXU Corp. has updated its capital allocation model. The capital allocation model is intended to govern the allocation of operating cash flow and the deployment of growth capital. Under the updated model as it applies to its business units, TXU Corp. intends to prioritize cash flows from operations and asset sales in the following order: First, to preserve and enhance the quality of customer service and production and delivery reliability. Second, to consider growth capital, or reinvestments, in the business, but in each case, subject to strict investment criteria. Third, to maintain balance sheet strength and financial flexibility and strong credit metrics.

Growth Strategy

TXU Energy Holdings’ goal over the next five years is to develop its deregulated solid fuel generation as an industry leader with quality scale in several markets.

The goal of TXU Energy Holdings’ power operations (TXU Power) is to further implement the TXU Operating System, operate safely and become the most productive and lowest-cost operator of solid fuel plants in the U.S. Early last year, TXU Power launched the TXU Operating System through a program to capture opportunities to drive lean operations throughout its coal and mining operations. TXU Power believes that the initial execution of this program has helped it further enhance an advantaged coal operating capability. TXU Power intends to strive for continuous productivity improvements in its core business, targeting top quartile cost levels within three years and ongoing production improvements. TXU Power intends to also leverage the TXU Operating System to pursue two attractive growth opportunities. In ERCOT, TXU Power plans to add needed capacity and enhance the market’s fuel diversity by taking advantage of what it believes to be advantaged sites, such as Oak Grove and Sandow, to build new coal generation facilities. TXU Energy Holdings filed for an air permit for the 1,720 megawatt Oak Grove lignite-fired power plant and is working with potential investors and counterparties to advance this development quickly and cost effectively. In addition, TXU Energy Holdings recently signed a letter of intent for the development of a new 600 MW lignite-fired unit at the site of TXU Power’s Sandow 4 lignite-fired generation plant in central Texas. TXU Power also intends to seek to grow by applying TXU Operating System capabilities on a broader set of assets through creative transactions with other coal plant owners. TXU Power believes that no company in the U.S. coal generation sector has established a national position leveraging a systematic operating advantage. TXU Power has completed a comprehensive screening process of all U.S. coal plants, identifying a large set that it believes would benefit significantly from the application of TXU Power’s operating skills. Over the next five years, TXU Power’s goal is to drive value by doubling the size of its coal fleet, building a national solid fuel generation company with quality scale in multiple markets.

TXU Energy Holdings’ retail sales operation (TXU Energy) has developed a strategy to improve profitability in Texas and monitor potential opportunities to expand in other regions if and when those develop. TXU Energy plans to improve performance through ongoing cost leadership, innovative product and service offerings, innovative customer service to distinguish TXU Energy from its competitors and the benefit of declines in forward natural gas prices that are currently projected in the market. Examples of products TXU Energy has already offered are “The Power of Peace of Mind,” which allows customers to fix their price for all of 2006, as well as average billing and home surge protection.

TXU Energy Holdings’ wholesale operations (TXU Wholesale) will continue to play a pivotal role in supporting TXU Power and TXU Energy, striving for market leadership and commercial excellence in optimizing the commercial performance of the generation assets and sourcing power for the retail business. TXU Wholesale also monitors and manages TXU Corp.’s commodity risks, consistent with the TXU Corp.’s overall risk management philosophy.

TXU Corp. will be evaluating a wide variety of transaction options that will best enable the execution of this strategy by TXU Energy Holdings.

Risk Management and Hedging Strategy

TXU Corp. has updated its risk management and hedging strategy. Overall, TXU Corp. intends to use its strengthened balance sheet and its complementary generation and retail businesses to manage its commodity market exposure; this approach considers the retail residential and small business load to represent a near-term hedge to baseload generation that will be supplemented by market transactions to manage TXU Energy Holdings’ one to three-year exposure to natural gas prices. With the implementation of this approach and recently completed market transactions, TXU Energy Holdings has reduced its net exposure to gas prices. See discussion under “Commodity Price Risk” below for detailed information. The effect of this reduction in natural gas exposure is to help preserve the economic value of the generation and retail businesses for these periods at current forward natural gas price levels.

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

Sales Volume Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	9,965	9,760	2.1	23,382	24,246	(3.6)
Small business (a)	2,801	3,260	(14.1)	7,124	8,335	(14.5)

Total historical service territory	12,766	13,020	(2.0)	30,506	32,581	(6.4)
Other territories:
Residential	1,215	1,096	10.9	2,701	2,345	15.2
Small business (a)	233	127	83.5	537	277	93.9

Total other territories	1,448	1,223	18.4	3,238	2,622	23.5
Large business and other customers	4,006	6,412	(37.5)	12,540	19,891	(37.0)

Total retail electricity	18,220	20,655	(11.8)	46,284	55,094	(16.0)
Wholesale electricity sales volumes	13,770	11,929	15.4	36,581	36,653	(0.2)

Total sales volumes	31,990	32,584	(1.8)	82,865	91,747	(9.7)

Retail volumes (GWh) – weather adjusted (b):
Residential	10,312	10,856	(5.0)	25,039	26,591	(5.8)
Small business	2,915	3,387	(13.9)	7,516	8,612	(12.7)
Large business and other customers	3,983	6,412	(37.9)	12,525	19,891	(37.0)

Average volume (kWh) per retail customer (c):
Residential	5,500	4,921	11.8	12,563	12,091	3.9
Small business	10,247	10,530	(2.7)	25,241	26,905	(6.2)
Large business and other customers	71,972	83,907	(14.2)	192,090	274,470	(30.0)

Average volume (kWh) per retail customer – weather adjusted (b):
Residential	5,073	4,921	3.1	12,060	12,091	(0.3)
Small business	9,845	10,530	(6.5)	24,764	26,905	(8.0)
Large business and other customers	71,553	83,907	(14.7)	191,857	274,470	(30.1)

Weather (service territory average) – percent of normal (d):
Percent of normal:
Cooling degree days	106.2%	85.5%		104.5%	87.9%
Heating degree days	—%	—%		89.2%	93.2%

(a)	Customers with demand of less than 1 MW annually.
(b)	2005 amounts adjusted for estimated weather effect as compared to 2004.
(c)	Calculated using average number of customers for period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	Nine Months Ended September 30,
	2005	2004	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,804	1,997	(9.7)
Small business (b)	285	313	(8.9)

Total historical service territory	2,089	2,310	(9.6)

Other territories:
Residential	203	195	4.1
Small business (b)	7	6	16.7

Total other territories	210	201	4.5

Large business and other customers	55	76	(27.6)

Total retail electricity customers	2,354	2,587	(9.0)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1 MW annually.

Revenue and Market Share Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$1,208	$1,073	12.6	$2,682	$2,472	8.5
Small business (a)	333	352	(5.4)	831	867	(4.2)

Total historical service territory	1,541	1,425	8.1	3,513	3,339	5.2

Other territories:
Residential	153	113	35.4	309	228	35.5
Small business (a)	24	12	100.0	51	25	—

Total other territories	177	125	41.6	360	253	42.3

Large business and other customers	347	458	(24.2)	1,006	1,366	(26.4)

Total retail electricity revenues	2,065	2,008	2.8	4,879	4,958	(1.6)
Wholesale electricity revenues	837	487	71.9	1,902	1,429	33.1
Hedging and risk management activities	(116)	(64)	—	(122)	(61)	—
Other revenues	86	86	—	243	263	(7.6)

Total operating revenues	$2,872	$2,517	14.1	$6,902	$6,589	4.8

Hedging and risk management activities (b):

Net realized gains (losses) on settled positions	$(11)	$(3)		$(35)	$31
Reversal of prior years’ net unrealized losses (gains) on positions settled in current period	3	(11)		(20)	(47)
Other net unrealized losses, including ineffectiveness	(108)	(50)		(67)	(45)

Total net losses	$(116)	$(64)		$(122)	$(61)

Average revenues per MWh:

Residential	$121.81	$109.21	11.5	$114.71	$101.56	12.9
Small business	$117.37	$107.45	9.2	$115.09	$103.57	11.1
Large business and other customers	$86.61	$71.47	21.2	$80.20	$68.67	16.8

Estimated share of ERCOT retail markets (c):

Historical service territory:
Residential (d)	74%	83%
Small business (d)	73%	81%
Total ERCOT:
Residential	40%	45%
Small business	30%	32%
Large business and other customers	21%	37%

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes amounts that offset the effects of settled physical energy contracts that are reported in revenues and fuel and purchased power costs.
(c)	Based on number of meters, except large business which is based upon annualized consumption.
(d)	Estimated market share is based on the number of customers that have choice.

Fuel, Purchased Power Costs and Delivery Fee Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change %	2005	2004	Change %
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$21	$22	(4.5)	$60	$60	—
Lignite/coal	121	130	(6.9)	354	372	(4.8)

Total baseload fuel	142	152	(6.6)	414	432	(4.2)
Gas/oil fuel and purchased power	1,071	914	17.2	2,257	2,363	(4.5)
Other costs	64	33	93.9	197	150	31.3

Fuel and purchased power costs	1,277	1,099	16.2	2,868	2,945	(2.6)
Delivery fees	435	457	(4.8)	1,116	1,212	(7.9)

Total	$1,712	$1,556	10.0	$3,984	$4,157	(4.2)

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear generation	$4.22	$4.32	(2.3)	$4.20	$4.33	(3.0)
Lignite/coal generation (a)	$11.22	$12.33	(9.0)	$11.71	$12.64	(7.4)
Gas/oil generation and purchased power	$68.81	$53.03	29.8	$60.32	$48.05	25.5

Delivery fees per MWh	$23.60	$22.06	7.0	$23.81	$21.76	9.4

Production and purchased power volumes (GWh):

Nuclear	5,099	5,036	1.3	14,146	13,882	1.9
Lignite/coal	11,597	11,437	1.4	32,722	31,863	2.7

Total baseload generation	16,696	16,473	1.4	46,868	45,745	2.5
Gas/oil generation	1,682	1,988	(15.4)	2,947	4,300	(31.5)
Purchased power	13,888	15,196	(8.6)	34,474	44,665	(22.8)

Total energy supply	32,266	33,657	(4.1)	84,289	94,710	(11.0)
Less line loss and power imbalances	276	1,073	—	1,424	2,963	—

Net energy supply volumes	31,990	32,584	(1.8)	82,865	91,747	(9.7)

Baseload capacity factors (%):

Nuclear	100.8%	99.5%	1.3	94.2%	92.1%	2.3
Lignite/coal	93.2%	92.3%	1.0	89.3%	86.6%	3.1
Total baseload	95.3%	94.3%	1.1	90.7%	88.2%	2.8

(a)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating revenues increased $355 million, or 14%, to $2.9 billion in 2005. Retail electricity revenues increased $57 million, or 3%, to $2.1 billion.

•	The retail revenue increase reflected $232 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	The increase also reflected a favorable $62 million mix shift in the composition of retail sales from large business to residential.

•	These increases were partially offset by a $237 million decrease attributable to a 12% drop in sales volumes, primarily reflecting loss of customers due to competitive activity in the business markets, partially offset by the effect of warmer weather. Lower large business market volumes also reflected a strategy to target higher margin customers in that segment. Residential volumes increased 3% primarily driven by increased consumption due to the effect of warmer weather partially offset by the effects of competitive activity and stricter credit and collection policies.

•	Retail electricity customer counts at September 30, 2005 declined 9% from September 30, 2004. Total residential and small business customer counts in the historical service territory declined 10% and in all combined territories declined 8%.

Wholesale electricity revenues grew $350 million, or 72%, to $837 million reflecting a $275 million increase due to the effect of increased natural gas prices on wholesale prices and a $75 million increase attributable to a 15% increase in sales volumes driven by a shift in the composition of the customer base from retail to wholesale and weather-related increases in wholesale demand.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, totaled net losses of $116 million and $64 million in 2005 and 2004, respectively. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross profit. Results in 2005 included:

•	$34 million in net unrealized losses primarily relating to economic hedges of fourth quarter 2005 power sales;

•	$43 million of net unrealized losses on commodity trading positions;

•	$39 million reversal of net unrealized gains previously recognized on power positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs;

•	$37 million in net realized losses associated with hedges entered into in prior years related to positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs. (This amount includes $21 million in losses reclassified from accumulated other comprehensive income); and

•	$41 million in net realized gains on settlement of commodity trading positions, primarily natural gas.

Gross Profit

	Three Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$2,872	100%	$2,517	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,712	60%	1,556	62%
Generation plant operating costs	152	5%	145	6%
Depreciation and amortization	77	3%	82	3%

Gross profit	$931	32%	$734	29%

Gross profit is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver energy. Operating costs relate directly to generation plants. Depreciation and amortization expense included in gross profit relates to assets that are directly used in the generation of electricity.

Gross profit increased $197 million, or 27%, to $931 million in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as the continued improved productivity of these plants, in an environment of increasing wholesale market prices. The increased wholesale prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross profit performance was mitigated by lower retail sales volumes and the effects of unrealized losses on hedging and risk management positions. Gross profit was also negatively impacted by unusually warm September 2005 weather in combination with a rise in natural gas prices, causing higher demand to be met with significantly higher cost purchased power.

Gross margin increased 3 percentage points to 32%. This improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 17%, and the average wholesale sales price per MWh rose 49%;

•	improved production efficiency in baseload generation operations and lower cost per ton of purchased coal resulting in a 8% decline in baseload fuel costs per MWh;

•	a favorable mix shift in the composition of supply from purchased power to baseload generation; and

•	a favorable mix shift in the composition of retail sales from large business to residential,

partially offset by:

•	a 30% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices;

•	a 7% increase in delivery fees per MWh;

•	an 8% increase in planned and unplanned baseload plant outage days; and

•	an unfavorable mix shift in the composition of total sales from retail to wholesale.

Operating costs increased $7 million, or 5%, to $152 million in 2005. The increase reflected:

•	$5 million in spending to support achievement of increased productivity levels;

•	$4 million of maintenance costs associated with planned nuclear unit outages in 2005; and

•	$5 million in higher property insurance and taxes,

partially offset by:

•	the absence of $5 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit; and

•	$4 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs.)

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross profit table above) decreased $5 million, or 6%, to $78 million. The decline included a $4 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expenses decreased $43 million, or 24%, to $139 million in 2005. The decline reflected:

•	a net $15 million decline due to cost reduction initiatives, including the effects of the Capgemini agreement;

•	$15 million due to a one-time incentive compensation program in wholesale operations in 2004;

•	$11 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities and targeted customer marketing; and

•	a $2 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005 (see Note 8 to Financial Statements for more detail), partially offset by:

•	a $3 million increase in marketing expense due to timing; and

•	a $2 million increase in consulting expense primarily related to development and implementation of the TXU Power Operating System to improve generation plant and mine operations.

Other income totaled $19 million in 2005 and $36 million in 2004. Other deductions totaled $6 million in 2005 and $20 million in 2004. See Note 7 to Financial Statements for additional detail.

Interest income increased by $8 million to $21 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $11 million, or 12%, to $102 million in 2005. The increase reflected $14 million due to higher average interest rates, partially offset by $2 million in lower average borrowings.

The effective income tax rate was 34.1% in 2005 compared to 33.0% in 2004. This change reflected the ongoing relatively fixed benefits of lignite depletion and investment tax credit amortization on a higher income base in 2005.

Income from continuing operations improved $150 million, or 49%, to $459 million in 2005 driven by improved gross profit and lower SG&A expenses.

TXU Energy Holdings

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating revenues increased $313 million, or 5%, to $6.9 billion in 2005. Retail electricity revenues decreased $79 million, or 2%, to $4.9 billion.

•	The retail revenue decline reflected a $793 million decrease attributable to a 16% drop in sales volumes, primarily reflecting a net loss of customers due to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather. Lower large business market volumes also reflected a strategy to target higher margin customers in that market. Total residential and small business volumes fell 4%, driven by competitive activity and stricter credit and collection policies, partially offset by the effect of increased consumption due to warmer weather.

•	The effect of lower retail volumes was partially offset by $576 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices. A favorable $138 million mix shift change in the composition of retail sales from large business to residential also offset the effect of lower volumes.

•	Retail electricity customer counts at September 30, 2005 declined 9% from September 30, 2004. Total residential and small business customer counts in the historical service territory declined 10% and in all combined territories declined 8%.

Wholesale electricity revenues grew $473 million, or 33%, to $1.9 billion due to the effect of increased natural gas prices on wholesale prices. Wholesale sales volumes were essentially flat.

The wholesale sales volume comparison to 2004 reflects a decrease in volumes in the first half of 2005 largely offset by an increase in volumes in the third quarter of 2005. The decrease in volumes in the first half of 2005 reflected the establishment of the new northeast zone in ERCOT in 2004. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased in the first half of 2004, and wholesale power purchases also increased to meet sales demand in other zones and minimize congestion costs. Completion of transmission projects in the second half of 2004 reduced congestion costs, resulting in normalized sales and purchase volumes. The increase in volumes in the third quarter of 2005 reflected a shift in the composition of the customer base from retail to wholesale and weather-related increases in wholesale demand.

The decrease in other revenues of $20 million primarily reflected the effect of no longer providing customer care support to TXU Gas after the first half of 2004 and the sale of TXU Fuel in May 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, totaled $122 million in net losses in 2005 and $61 million in net losses in 2004. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross profit. Results in 2005 included:

•	$37 million in net unrealized losses primarily relating to economic hedges of fourth quarter 2005 power sales;

•	$10 million of net unrealized gains on commodity trading positions;

•	$45 million reversal of net unrealized gains previously recognized on power positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs;

•	$95 million in net realized losses associated with hedges entered into in prior years related to positions settled in the current period, the effects of which are reported in revenues and fuel and purchased power costs. (This amount includes $67 million in losses reclassified from accumulated other comprehensive income); and

•	$50 million in net realized gains on settlement of commodity trading positions, primarily natural gas.

Gross Profit

	Nine Months Ended September 30,
	2005	% of Revenue (Gross Margin)	2004	% of Revenue (Gross Margin)
Operating revenues	$6,902	100%	$6,589	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	3,984	58%	4,157	63%
Generation plant operating costs	482	7%	513	8%
Depreciation and amortization	231	3%	246	4%

Gross profit	$2,205	32%	$1,673	25%

Gross profit increased $532 million, or 32%, to $2.2 billion in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as the continued improved productivity of these plants, in an environment of increasing wholesale market prices. The increased wholesale prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross profit performance was mitigated by the effect of lower retail sales volumes.

Gross margin increased 7 percentage points to 32%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 17%, and the average wholesale sales price per MWh rose 33%;

•	improved production efficiency in baseload generation operations and lower cost per ton of purchased coal resulting in a 7% decline in baseload fuel costs per MWh;

•	a 14% decrease in planned and unplanned baseload plant outage days;

•	a favorable mix shift in the composition of supply from purchased power to baseload generation; and

•	a favorable mix shift in the composition of retail sales from large business to residential,

partially offset by:

•	a 26% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices;

•	a 10% increase in delivery fees per MWh; and

•	an unfavorable mix shift in the composition of total sales from retail to wholesale.

Operating costs decreased $31 million, or 6%, to $482 million in 2005. The decline reflected:

•	$19 million in lower staffing and benefits expense including $9 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

•	a $17 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004;

•	the absence of $14 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	the absence of $8 million of costs associated with the TXU Fuel business sold in June 2004;

partially offset by:

•	$15 million in supplier credits recorded in 2004;

•	$5 million in increased incentive compensation due to improved productivity in generation operations; and

•	$4 million of maintenance costs associated with planned nuclear unit outages in 2005.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross profit table above) decreased $34 million, or 13%, to $234 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction (a portion of the software was written down prior to transfer). The decrease also reflected a $10 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expenses decreased by $126 million, or 26%, to $368 million in 2005. The decline reflected:

•	a net $53 million decline due to cost reduction initiatives, including the effect of the Capgemini outsourcing agreement;

•	$39 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities and targeted customer marketing;

•	$26 million in reduced compensation expense including a $15 million one-time incentive compensation program in wholesale operations in 2004;

•	a $10 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 as discussed above (Also see Note 7 to Financial Statements); and

•	a $3 million decrease due to the timing of marketing expenses,

partially offset by $11 million in higher consulting expense primarily related to development and implementation of the TXU Power Operating System to improve generation plant and mining operations.

Other income totaled $28 million in 2005 and $50 million in 2004. Other deductions totaled $18 million in 2005 and $301 million in 2004. See Note 7 to Financial Statements for additional detail.

Interest income increased by $21 million to $42 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $24 million, or 9%, to $287 million in 2005. The increase reflected $15 million due to higher average interest rates and $7 million due to higher average debt levels.

The effective income tax rate was 33.8% in 2005 and 30.5% in 2004. The 2005 effective tax rate reflects $10 million in additional tax related to settlement of the IRS audit for the 1994 to 1996 tax years and the effect of ongoing relatively fixed tax benefits of lignite depletion allowances and amortization of investment tax credits on a higher income base.

Income from continuing operations increased $601 million, or 148%, to $1.0 billion in 2005 driven by improved gross profit, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2005. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that qualify for hedge accounting. For the year-to-date 2005 period, this effect totaled $95 million in unrealized net losses ($75 million in net losses on open positions plus $20 million in reversals of net gains recognized in prior periods.) These positions consist largely of economic hedge transactions, but also include some speculative trading.

Nine Months Ended September 30, 2005
Net commodity contract asset at beginning of period	$23
Settlements of positions included in the opening balance (1)	(20)
Unrealized mark-to-market valuations of positions held at end of period	(75)
Other activity (2)	(1)

Net commodity contract liability at end of period	$(73)

(1)	Represents unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period.
(2)	These activities have no effect on unrealized mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration, including $7 million related to natural gas physical swap transactions, as well as a net $4 million in option premiums received and related amortization. Also includes a $12 million charge related to nonperformance by a coal contract counterparty.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unrealized losses related to commodity contract positions	$(107)	$(58)	$(95)	$(72)
Ineffectiveness gains/(losses) related to cash flow hedges	2	(3)	8	(20)

Total unrealized losses related to commodity contracts	$(105)	$(61)	$(87)	$(92)

These amounts are included in the “hedging and risk management activities” component of revenues.

Accounting Elections Under SFAS 133 Related to Commodity Contracts — TXU Energy Holdings may or may not elect the normal sale or purchase exception under SFAS 133 for derivatives such as fixed price sales contracts with large business customers and capacity auction sales or purchase contracts. As part of its ongoing assessment of the large business markets operations and management of the overall portfolio exposure to energy price risk, TXU Energy Holdings may enter into economic hedging transactions associated with these contracts. Because TXU Energy Holdings’ natural long power position (generation load) is not marked-to-market, it strives to make elections under SFAS 133 with respect to economic hedges of that position that allow accounting results to be more reflective of the economic position. Speculative positions that are derivatives are marked-to-market.

Maturity Table — The following table presents the unrealized net commodity contract liability arising from mark-to-market accounting as of September 30, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract liability at September 30, 2005
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$5	$106	$6	$—	$117
Prices provided by other external sources	(128)	(94)	(12)	(2)	(236)
Prices based on models	43	3	—	—	46

Total	$(80)	$15	$(6)	$(2)	$(73)

Percentage of total fair value	110%	(21)%	8%	3%	100%

As the above table indicates, 89% of the net unrealized mark-to-market valuation losses at September 30, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT extend through 2006 and 2010, depending upon delivery point, and for natural gas generally extend through 2010. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flow hedge activity (net of tax):
Net change in fair value of hedges – losses:
Commodities	$(67)	$(12)	$(52)	$(87)

Losses realized in earnings (net of tax):
Commodities	10	6	41	16
Financing – interest rate swaps	3	2	5	4

	13	8	46	20

Effect of cash flow hedges reported in comprehensive results related to continuing operations	$(54)	$(4)	$(6)	$(67)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $1.4 billion for an increase of $582 million, or 74%. The improvement was driven by higher earnings. The change also reflected:

•	$308 million in higher net margin deposits received related to commodity contract positions; and

•	$88 million increased funding from the sale of accounts receivable program, partially offset by

•	$75 million in higher inventories primarily due to a temporary increase in environmental energy credits; and

•	$107 million in lower accounts payable balances primarily due to increased purchased power accounts payable at year-end 2004 due to unusually cold weather.

Cash flows used in financing activities totaled $983 million in 2005 compared to $605 million in 2004. The activity reflected:

•	net advances to parent of $701 million in 2005 and $1.2 billion in 2004;

•	cash distributions to parent of $525 million in both years; and

•	funds provided by net issuances and repayments of borrowings of $236 million in 2005 and $1.1 billion in 2004.

Cash flows used in investing activities totaled $219 million in 2005 compared to $156 million during 2004. Capital expenditures, including nuclear fuel, were $246 million in 2005 and $195 million in 2004. Capital expenditures in 2005 reflect increased spending for generation projects, including the nuclear steam generator replacement.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $45 million for 2005. This difference represents amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice.

Financing Activities

Long-term Debt Activity — During the nine months ended September 30, 2005, TXU Energy Holdings issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Energy Holdings:
Pollution control revenue bonds	$71	$39
Other long-term debt	—	32

Total	$71	$71

See Note 3 to Financial Statements for further detail of debt issuance and retirements and financing arrangements.

Credit Facilities — At November 3, 2005, TXU Energy Holdings had access to credit facilities totaling $5.0 billion of which $3.4 billion was unused. The maximum amount directly available to TXU Electric Delivery under the facilities is $3.6 billion. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — At September 30, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $460 million at a weighted average interest rate of 4.23%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for several years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Holdings under the program totaled $624 million and $411 million at September 30, 2005 and December 31, 2004, respectively. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)

S&P	BB+	BB+	BBB-	BBB-

Moody’s	Ba1	Baa3	Baa2	Baa2

Fitch	BBB-	BBB-	BBB+	BBB

In June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch and lowered its rating of TXU Electric Delivery’s secured debt one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.” The one level downgrade of TXU Energy Holdings by S&P resulted in approximately $50 million of cash collateral requirements.

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Energy Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2005, TXU Energy Holdings was in compliance with all such applicable covenants.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $109 million at September 30, 2005). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $50 million in remaining lease payments (principal amount as of September 30, 2005), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post an incremental $229 million in addition to existing collateral requirements. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $90 million at September 30, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral but as of September 30, 2005 there was no exposure and no requirement to post collateral.

Other arrangements of TXU Energy Holdings, including credit facilities and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Energy Holdings or its subsidiaries.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $4.5 billion joint credit facilities expiring in June 2008, August 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

Commodity Contract Collateral Received — TXU Energy Holdings has the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held by TXU Energy Holdings in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under its credit facilities. As of September 30, 2005, TXU Energy Holdings held collateral from counterparties in the form of cash of $638 million. Counterparties can elect to convert the cash collateral to a letter of credit at their discretion.

Liquidity Risk Associated with Hedging Program — See “Commodity Price Risk” below for discussion of potential collateral requirements associated with the hedging program announced on November 7, 2005.

Long-term Contractual Obligations and Commitments — There were no significant changes to contractual obligations and commitments as presented in the 2004 Form 10-K other than an increase of approximately $2.2 billion (to $4.5 billion) in the one to three years obligation related to commodity purchase and services agreements. The change was due to increases in pricing and volumes.

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

REGULATION AND RATES

Price-to-Beat Rates — Prior to filing for an adjustment to its price-to-beat rates, TXU Energy Holdings engaged in extensive informal discussions with commissioners, staff and the statutory consumer advocate Office of Public Counsel (OPC) regarding their perception of a gas price “bubble” resulting from Hurricane Katrina in relation to the Fuel Factor Adjustment within the price-to-beat calculation. TXU Energy Holdings was successful in advocating that there was no need for a moratorium on fuel factor adjustments, and reached an agreement with the Commission Staff and OPC that allows a two-step implementation of a fuel adjustment in its price-to-beat rates. Subsequently, on October 4, 2005, TXU Energy Holdings filed for a change in its price-to-beat rates which was approved on October 28, 2005. In accordance with the agreement, TXU Energy Holdings will voluntarily implement an across-the-board discount for all price-to-beat customers until the end of 2005. The discount results in a price equivalent to rates based on natural gas prices in the week prior to Hurricane Katrina making landfall on the Gulf Coast, or $9.743 per MMBtu. The discounted price-to-beat increase raises the average monthly residential bill by 12%. The discount will expire on December 31, 2005 and the rate at that time will reflect the commodity price level, or $11.534 per MMBtu, as of the October 4th filing. The undiscounted price-to-beat increase, which becomes effective on January 1, 2006, will raise the average monthly residential bill by an additional 12%. The January 1, 2006 adjustment, under the terms of the agreement, does not count as one of the two allowed 2006 adjustments because it simply represents the expiration of the discount, not another increase in the price-to-beat fuel factor.

On October 14, 2005 TXU Energy Holdings announced a marketing program that will put in effect a price freeze for the entire first quarter of 2006 for all residential and small business customers in TXU Energy Holdings’ historical service territory. This price freeze would take effect subsequent to the undiscounted price-to-beat increase that becomes effective in January 2006 as discussed immediately above.

ERCOT Market Legislative Issues — The Texas Public Utility Regulatory Act (PURA) and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session, which now stands adjourned. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also creates a new wholesale market monitor in ERCOT. The Commission has opened a proceeding to address the selection and function of the ERCOT wholesale market monitor. TXU Energy Holdings cannot predict the outcome of this or other regulatory proceedings related to SB 408.

In addition to the general session, the 79th Texas Legislature completed two special sessions called by the governor to consider school finance and associated tax provisions along with various other matters. During these sessions the Legislature was unable to reach consensus on the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard in ERCOT. The existing Texas renewable energy mandate rule called for systematically increasing renewable sources of power statewide to 2,000 MW by 2009, in addition to the 880 MW already being produced. The new Renewable Portfolio Standard passed by the Legislature in special session increases the total renewable energy requirement to 5,880 MW by 2015. At this time, TXU Energy Holdings is unable to quantify the impact of the extension and expansion of this standard on its future operations.

Wholesale Market Design – In August 2003, the Commission adopted a rule that, when implemented, will alter the wholesale market design in ERCOT. The rule requires ERCOT:

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on January 1, 2009. In light of this decision, ERCOT has filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. A contested case proceeding to evaluate and either approve these protocols or approve them with revisions is currently underway. At this time, TXU Energy Holdings is unable to predict the impact of the proposed nodal wholesale market design on its operations.

Capacity Auction Matters — In accordance with the PURA and Commission Substantive Rules, TXU Energy Holdings is required to annually auction 15% of its installed generation capacity in accordance with procedures and pricing set forth in Commission Substantive Rules until the earlier of December 31, 2006 or such time as the Commission determines that 40 percent or more of the electric power consumed by residential and small commercial customers within the affiliated transmission and distribution utility’s certificated service area before the onset of customer choice is provided by nonaffiliated retail electric providers. On October 5, 2005 TXU Energy Holdings filed a petition at the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. At this time, TXU Corp. cannot predict the Commission’s action in response to TXU Energy Holding’s petition and is currently evaluating its legal options to advance its position.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Energy Holdings’ January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Energy Holdings’ nuclear generating facility was completed by management. The updated study was filed with the Commission on June 17, 2005. The accompanying testimony concludes that no change to the nuclear decommissioning tariff is warranted at this time. In its July 6, 2005 filing, the Commission Staff concluded that the study is adequate, complies with the Commission’s rules, and constitutes a compliance filing that does not require further process. On July 29, 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

Air Permit Filing — In July 2005, TXU Energy Holdings filed an application for an air permit with the Texas Commission on Environmental Quality for a proposed 1,720-MW lignite-fired power plant in Robertson County, approximately 30 miles northwest of the Bryan-College Station area. The permit application filing is necessary to continue discussions about the facility’s benefits with potential partners. If a decision is made to proceed with the project, construction could begin as early as 2006, and the facility would take about four years to complete, making it operational around 2009 or 2010. In October 2005, the Governor of the State of Texas issued Executive Order RP49 that instructed the Texas Commission on Environmental Quality to prioritize and expedite the processing of environmental permits for power plants and that the subsequent administrative hearing and proposal for decision must be completed in no more than six months.

Energy Policy Act — The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act provides for the repeal of the Public Utility Holding Company Act (PUHCA) no later than six months after enactment and an extension of the Price-Anderson Act for twenty years. Among other matters, PUHCA has limited the operations and ownership of public utilities to discrete geographical areas in the United States and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. The Price-Anderson Act provides financial protection for the public in the event of a significant power plant incident by setting the statutory limit of public liability for a single nuclear incident and requiring nuclear power plant operators to provide financial protection for that limit. As rules are enacted with respect to implementation and interpretation of the new law, TXU Energy Holdings will assess the expected effects of the bill on its businesses.

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

RISK OVERSIGHT

TXU Energy Holdings’ wholesale business manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

Hedging and Risk Management Strategy — Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity.

TXU Energy Holdings is both a producer and a buyer of wholesale electricity. The combination of the generation and the retail business provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Energy Holdings’ wholesale market positions, for 2005 TXU Energy Holdings’ portfolio position is substantially balanced with respect to changes in natural gas prices, given TXU Energy Holdings’ projections of baseload unit availability and customer churn and assuming no further changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa. In the near term, TXU Energy Holdings has more significant exposure to changes in market heat rates than natural gas prices. TXU Energy Holdings expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

In October 2005, TXU Energy Holdings implemented a commodity price risk management program under which it supplemented its existing positions with additional market transactions, designated as cash flow hedges, to manage its exposure over the next three years. With this program, TXU Energy Holdings has hedged approximately 90% of its estimated exposure to natural gas prices associated with its forecasted net long position (supply less retail load) for 2006 through 2008. With the remaining exposure and all other variables being equal, a change in natural gas prices of $1.00 per MMBtu would impact TXU Energy Holdings’ pretax earnings by $30 to $40 million in 2006, excluding any hedge ineffectiveness and assuming no change in retail prices under the price-to-beat mechanism that remains in effect through the end of 2006. Because the hedging program only impacts exposure to natural gas prices, TXU Energy Holdings still retains significant exposure to changes in market heat rates. Heat rate exposure is expected to increase over time because of forecasted declines in retail load. On an ongoing basis, TXU Energy Holdings will continue monitoring its overall commodity exposure and seek to balance its portfolio based on its desired level of exposure to natural gas prices and heat rates. As a result, commodity price exposures and the effect on earnings may change from time to time.

TXU Energy Holdings remains exposed to the potential impact of changes in natural gas prices on its retail prices. In the unlikely case that TXU Energy Holdings’ retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Corp. could experience an approximate $340 million reduction in annual pretax earnings for every $1.00 per MMBtu reduction in natural gas prices (approximate 4% change in current price) sustained over a full year. In the same scenario of full and immediate pass-through of wholesale market price changes to retail rates, where natural gas prices and other non-price conditions remained unchanged but ERCOT electricity prices declined by $5 per MWh (approximate 6% change in current price) for a full year because of declining market heat rates, TXU Energy Holdings could experience an approximate $220 million reduction in annual pretax earnings.

The market transactions in the risk management program described above could result in increased demand on liquidity due to the potential need to post collateral with commodity contract counterparties. Such collateral can be in the form of cash or letters of credit. For each $1.00 per MMBtu increase in natural gas prices, TXU Energy Holdings could be required to post up to approximately $230 million in additional collateral.

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

VaR for Energy Contracts Subject to Mark-to-Market Accounting — This measurement estimates the potential loss in economic value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets.

	September 30, 2005	December 31, 2004
Period-end MtM VaR:	$27	$20
Average Month-end MtM VaR:	$20	$20

Earnings at Risk (EaR) — EaR measures the estimated potential reduction of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

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

	September 30, 2005	December 31, 2004
EaR	$27	$24
CFaR	$259	$116

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

Credit Exposure — TXU Energy Holdings’ gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $3.9 billion at September 30, 2005.

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

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of September 30, 2005, is $2.2 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.5 billion. Of this amount, approximately 73% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Energy Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

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

The following table presents the distribution of credit exposure as of September 30, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

	Exposure before Credit Collateral	Credit Collateral	Net Exposure	Net Exposure by Maturity
				2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,711	$627	$1,084	$821	$137	$126	$1,084
Noninvestment grade	498	99	399	303	50	46	399

Totals	$2,209	$726	$1,483	$1,124	$187	$172	$1,483

Investment grade	77%	86%	73%
Noninvestment grade	23%	14%	27%

TXU Energy Holdings had credit exposure to a counterparty which was 10% of the net exposure of $1.5 billion at September 30, 2005. This counterparty is viewed to be a low credit risk. Additionally, approximately 76% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

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

Ongoing Performance Improvement Initiatives May Not Achieve Expected Results.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Energy Holdings is subject to the risk that the joint venture outsourcing arrangement with Capgemini may not produce the desired cost savings. Should TXU Energy Holdings wish to terminate or modify the arrangement with Capgemini as a result of cost or quality issues, or if Capgemini becomes financially unable to perform its obligations, TXU Energy Holdings would incur transition costs, which would likely be significant, to switch to another vendor.

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

TXU Energy Holdings’ Businesses Are Subject to Complex Governmental Regulations and Political Pressures that have Resulted in Increased Competition Due to Deregulation and Negotiated Price-to-Beat Adjustments. These Factors May Have a Negative Impact on Its Business or Results of Operations.

TXU Energy Holdings’ businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. TXU Energy Holdings will need to adapt to these changes and may face increasing competitive and/or political pressures. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted, and may continue to result in, declines in customer counts and sales volumes. In addition, as a result of Hurricane Katrina, TXU Energy Holdings voluntarily agreed with the Commission to moderate the implementation of a price increase in November and December 2005 and to freeze its price-to-beat rate from January 1, 2006 through April 1, 2006.

TXU Energy Holdings’ businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, and the Clean Air Act, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, recovery of purchased gas and power costs, decommissioning costs and present or prospective wholesale and retail competition. Changes in revisions to or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Energy Holdings may sell power), together with new laws and regulations, may have an adverse effect on our businesses.

TXU Energy Holdings, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the Commission.

TXU Energy Holdings’ Revenues and Results of Operations are Subject to Risks Related to the Volatility of Market prices for Power and Energy Commodities.

TXU Energy Holdings is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Energy Holdings markets and trades power, including power from its own production facilities, as part of its wholesale markets management operation. TXU Energy Holdings’ results of operations are likely to depend in large part upon prevailing retail rates, which are set in part by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. As discussed herein, such pressures in September and October of this year provided additional incentive for TXU Energy Holdings to moderate the implementation of a price increase in November and December 2005 and to unilaterally freeze its price to beat rate from January 1, 2006 through April 1, 2006.

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

All of TXU Energy Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT region are correlated to (i) gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region and (ii) market heat rates, which could fall if power prices fall relative to gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Energy Holdings’ baseload power production is dependent in significant part upon the price of natural gas, as well as market heat rates. TXU Energy Holdings cannot fully hedge the risk associated with changes in gas prices (or market heat rates) because of the expected useful life of TXU Energy Holdings’ power production assets and the size of its position relative to market liquidity.

TXU Energy Holdings derives all its revenues from operations located within the State of Texas. As a result, economic weakness in Texas could lead to reduced demand for electricity within TXU Energy Holdings’ service territory. Such a reduction could cause TXU Energy Holdings’ results of operations and financial condition to be materially adversely affected.

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

TXU Energy Holdings has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities. TXU Energy Holdings might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in TXU Energy Holdings’ credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact TXU Energy Holdings’ liquidity and financial position.

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

In addition, as discussed in the 2004 Form 10-K and this Form 10-Q, the terms of certain of TXU Energy Holdings’ financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

Operation of Power Production Facilities Involves Significant Risks that Could Adversely Affect TXU Energy Holdings’ Results of Operations and Financial Condition.

The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of TXU Energy Holdings’ facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Energy Holdings’ ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Energy Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Energy Holdings’ ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

TXU Energy Holdings May Suffer Material Losses, Costs and Liabilities Due to Its Ownership and Operation of the Comanche Peak Nuclear Facilities.

The ownership and operation of nuclear facilities, including TXU Energy Holdings’ ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Comanche Peak could materially affect TXU Energy Holdings’ financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•	Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy Holdings’ resources, including insurance coverage.

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

TXU Energy Holdings May Be Forced to Sell Power at Less than its Acquisition Cost or Lose a Significant Number of Retail Customers in its Historical Service Territory and Faces Competition from Incumbent Providers Outside its Historical Service Territory.

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

TXU Energy Holdings faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well known brand recognition. Such competitors may also offer prices that are too low to be sustainable over the long-term, but attract customers away from TXU Energy Holdings.

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

TXU Energy Holdings Relies on the Infrastructure of Local Utilities or Independent Transmission System Operators to Provide Electricity to, and to Obtain Information About, Their Customers. Any Infrastructure Failure Could Negatively Impact Customer Satisfaction and Could Have a Material Negative Impact on TXU Energy Holdings’ Business and Results of Operations.

TXU Energy Holdings depends on transmission and distribution facilities owned and operated by affiliated and unaffiliated utilities to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy Holdings’ ability to sell electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Energy Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy Holdings’ customers could negatively impact the satisfaction of its customers with its service.

TXU Energy Holdings Offers Bundled Services to Its Retail Customers at Fixed Prices and for Fixed Terms. If TXU Energy Holdings’ Cost to Obtain the Commodities Included in These Bundled Services Exceed the Prices Paid by Its Customers, TXU Energy Holdings’ Results of Operations Could be Materially Adversely Affected.

TXU Energy Holdings offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Energy Holdings charges for this bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Energy Holdings’ underlying cost to obtain the commodities or services.

Changes in Technology or Increased Competition May Reduce the Value of TXU Energy Holdings’ Power Plants and May Significantly Impact Its Business in Other Ways as Well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Energy Holdings’. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Energy Holdings has facilities, the market value of TXU Energy Holdings’ power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Energy Holdings’ facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, TXU Energy Holdings’ revenues from its electric delivery business would be reduced as well as those of its competitive businesses.

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

In the Future, TXU Energy Holdings Could Have Liquidity Needs That Could Be Difficult to Satisfy Under Some Circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Energy Holdings’ ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Energy Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Energy Holdings’ access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	changes in interest rates;

•	a deterioration of TXU Energy Holdings’ credit or a reduction in TXU Energy Holdings’ credit ratings or the credit ratings of TXU Corp. or TXU Corp.’s other subsidiaries;

•	extreme volatility in TXU Energy Holdings’ markets that increases margin or credit requirements;

•	a material breakdown in TXU Energy Holdings’ risk management procedures;

•	prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and

•	the occurrence of material adverse changes in TXU Energy Holdings’ businesses that restrict TXU Energy Holdings’ ability to access its liquidity facilities.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Holdings contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Energy Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Energy Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC and the NRC, with respect to:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Energy Holdings’ ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Energy Holdings’ financial instruments;

•	changes in technology used by and services offered by TXU Energy Holdings;

•	significant changes in TXU Energy Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Energy Holdings; and

•	actions by credit rating agencies.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 regarding legal proceedings.

ITEM 6. EXHIBITS

(a) Exhibits provided as part of Part II are:

Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts

10(a)	1-12833 Form 8-K filed August 18, 2005	10.1	—	$1.0 billion Revolving Credit Agreement dated August 12, 2005, by and among TXU Electric Delivery, TXU Energy Holdings, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch, Wachovia Bank, National Association and certain other lenders party thereto

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of M.S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of M.S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99				Condensed Statements of Consolidated Income – Twelve Months Ended September 30, 2005.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ENERGY COMPANY LLC
By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: November 10, 2005