Form 10-K
period 2005-12-31
TXU ENERGY CO LLC
filed 2006-03-06
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

—OR—

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-108876

TXU Energy Company LLC

(Exact name of registrant as specified in its charter)

A Delaware Limited Liability Company	75-2967817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer    ☐            Non-Accelerated filer    ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K/A	TXU Energy Holdings’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2004

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Energy Holdings

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”

EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)

FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

market heat rate	a measure of the price offer of the marginal supplier (generally gas plants) in converting a fuel source to electricity. Market heat rate is calculated by dividing the wholesale market price of power by the market price of natural gas

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies (a credit rating agency)

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SG&A	selling, general and administrative

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp. a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

TXU ENERGY HOLDINGS BUSINESS AND STRATEGY

Business Summary

TXU Energy Holdings is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales and wholesale energy markets activities, largely in Texas. There are no reportable business segments within TXU Energy Holdings.

TXU Energy Holdings’ operations are conducted principally through the following subsidiaries: TXU Generation Company LP; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; and two coal mining subsidiaries.

At December 31, 2005, TXU Energy Holdings had approximately 3,800 full-time employees, including approximately 1,750 employees under collective bargaining agreements.

Business Growth Strategies

Overview

In 2004, senior management reviewed TXU Corp.’s operations and launched a restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner. The final phase of the program included development and implementation of the growth strategy of TXU Corp. and its two business segments. The growth strategy review was completed in November 2005. As part of this review, TXU Corp. identified three core principles on which to base its strategy, as it believes they are essential to success in the electricity industry: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

•	Access to structurally advantaged assets – TXU Corp. believes that long-term success in the electricity industry is based upon having access to structurally advantaged assets. TXU Corp. expects that energy markets will continue to go through cycles and believes that assets with a structural cost advantage are best positioned to succeed in the long term. TXU Corp. believes that its business segments, including TXU Energy Holdings, are well-positioned across the electricity value chain.

•	Industrial skill set – TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from regulation to competition that is underway in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. A key driver of this effort is an overall program called the TXU Operating System, which is a program to drive productivity improvements through deployment of an industrial skill set.

•	Building and leveraging quality scale – TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, manage suppliers and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments, such as new power plants, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale is derived from structurally advantaged regional positions. Quality scale enables companies to develop a deep understanding of regional wholesale markets and distinctive insights into market dynamics and regulatory frameworks, enabling better execution in today’s volatile commodity environment. Regional scale can also create access to advantaged development opportunities.

TXU Energy Holdings’ goal over the next five years is to become an industry leader as a competitive solid fuel generator with quality scale in key markets.

Strategy and Opportunities

The goal of TXU Energy Holdings’ generation operations (TXU Power) is to further implement the TXU Operating System, operate safely and become the most productive and lowest-cost operator of solid fuel plants in the US. Early last year, TXU Energy Holdings launched the TXU Operating System to capture opportunities to drive lean operations throughout its lignite/coal-fired generation and lignite mining operations. TXU Power believes that the initial execution of this program has helped it further enhance an advantaged lignite/coal-fired generation operating capability. TXU Power intends to strive for continuous productivity improvements in its core business, targeting top quartile cost levels within three years and ongoing production improvements. TXU Power intends to also leverage the TXU Operating System to pursue certain attractive growth opportunities. TXU Power plans to add needed capacity and enhance the market’s fuel diversity by taking advantage of what it believes to be advantaged sites, such as the Oak Grove and Sandow projects in Texas, to build new lignite/coal-fired generation facilities. TXU Energy Holdings filed for an air permit for the 1,720 megawatt Oak Grove lignite/coal-fired power plant and is working with potential investors and counterparties to advance this development quickly and cost effectively. In addition, TXU Energy Holdings signed a letter of intent for the development of a new 600 MW lignite/coal-fired unit adjacent to the site of TXU Power’s current Sandow generation plant. Capital investment related to the new generation facilities is expected to be approximately $2.6 billion over the next three to five years. TXU Power also intends to pursue growth by applying TXU Operating System capabilities on a broader set of assets through transactions with other coal-fired generation plant owners. TXU Power believes that no company in the US coal-fired generation sector has established a national position leveraging a systematic operating advantage. TXU Power has completed a comprehensive screening process of all US lignite/coal-fired generation plants, identifying a large set that it believes would benefit significantly from the application of TXU Power’s operating skills. Over the next five years, TXU Power’s goal is to drive value by doubling the size of its coal-fired generation fleet, building a national solid fuel generation company with quality scale in multiple markets.

TXU Energy Holdings’ retail sales operation (TXU Energy) has developed a strategy to improve profitability in Texas and monitor potential opportunities to expand in other regions if and when those develop. To respond to the unpredictability of wholesale power prices, TXU Energy plans to improve performance through ongoing cost leadership, innovative product and service offerings and excellence in customer service to distinguish TXU Energy from its competitors. In 2005, TXU Energy rolled out several innovative products, including a plan that allows customers to fix their electricity price for all of 2006, as well as a longer-term price guarantee product, products that offer a specified savings versus a benchmark rate, average billing and whole house surge protection.

TXU Energy Holdings’ wholesale operations (TXU Wholesale) will continue to play a pivotal role in supporting TXU Power and TXU Energy while striving for market leadership and excellence in optimizing the performance of the generation assets and sourcing power for the retail operations. TXU Wholesale also monitors and manages TXU Energy Holdings’ commodity price exposure, consistent with TXU Corp.’s overall risk management philosophy, and engages in other market activities as described below.

As part of its overall risk management philosophy, TXU Wholesale manages commodity price exposure across the complementary generation and retail businesses. Under this approach, management considers the retail residential and business load to represent a near-term hedge to baseload (nuclear and lignite/coal-fired) generation that will be supplemented by market transactions to manage TXU Energy Holdings’ exposure to natural gas prices and market heat rate changes. Managing exposure to natural gas prices and market heat rates is expected to help preserve the economic value of the generation and retail businesses.

TXU Corp. continues to evaluate a wide variety of transactions for the execution of TXU Energy Holdings’growth strategy.

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Commission.

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to these classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate but it must also continue to make the price-to-beat rate available for residential and small business customers in its historical service territory until January 1, 2007.

Under amended Commission rules, effective in April 2003, affiliated REPs of electricity delivery utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. The fuel factor adjustment mechanism is intended to encourage full and fair competition among REPs by setting price-to-beat rates at levels that allow competitors to offer lower prices and earn sufficient margins.

•	TXU Energy Holdings implemented two price-to-beat rate increases in 2003 and 2004. Price-to-beat rate increases (expressed as a percent adjustment in the average monthly residential bill) implemented in March and August of 2003 were 12% and 4%, respectively, and in May and August of 2004 were 3% and 6%, respectively.

•	TXU Energy Holdings also implemented two price-to-beat rate increases in 2005. The first, implemented in May, raised the average monthly residential bill by 10%. The second increase, approved on October 28, reflected a voluntary discount agreed to by TXU Energy Holdings and raised the average monthly residential bill by 12% for the remainder of 2005. On January 1, 2006, the voluntary discount expired, raising the average monthly residential bill by an additional 12%.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. These auctions have resulted in TXU Energy Holdings selling power at prices below wholesale market prices. In October 2005, TXU Energy Holdings filed a petition with the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. In December 2005, the Commission ruled in a preliminary order that the methodology for determining the 40% threshold proposed by TXU Energy Holdings was correct. This matter has been referred to the State Office of Administrative Hearings (SOAH) to validate TXU Energy Holdings’ threshold calculation. ERCOT staff has validated TXU Energy Holdings’ calculation and the SOAH administrative law judge has recommended that the Commission grant TXU Energy Holdings’ petition, but final Commission action has not yet occurred. TXU Energy Holdings expects a decision from the Commission in early 2006.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery (on behalf of TXU Energy Holdings) as an electricity distribution fee surcharge over the life of the plant.

Regulatory Settlement Plan

On December 31, 2001, TXU Corp. filed a Settlement Plan with the Commission. It resolved all major pending issues related to TXU Corp.’s transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments. The Settlement Plan became final and nonappealable in January 2003.

Major elements of the Settlement Plan included:

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

Regulatory Asset Securitization — TXU Corp. received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit —In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of electricity delivery utilities to actively compete for customers outside their historical service territories. A retail clawback liability arose unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory was supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability was equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which was funded by TXU Energy Holdings, was applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period ended December 31, 2005.

TXU ENERGY HOLDINGS BUSINESS ACTIVITIES

TXU Energy Holdings serves more than 2.3 million retail electric customers, of which 2.1 million are in its historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly operations. TXU Energy Holdings also provides retail electric service in other areas of ERCOT now open to competition, including the Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas.

Texas is one of the fastest growing states in the nation and has attracted a number of competitors into the deregulated energy market. As a result, competition is expected to continue to be robust.

TXU Energy Holdings’ electricity (power) generation fleet in Texas consists of 19 owned or leased plants with total generating capacity as shown in the table below:

Fuel Type	Capacity (MW)	Number of Plants	Number of Units
Nuclear	2,300	1	2
Lignite/coal	5,837	4	9
Natural gas/oil (a)	10,228	14	48

Total	18,365	19	59

(a)	Of the total natural gas/oil plant capacity at March 1, 2006, 585 MW represent nine combustion turbine units operated under a tolling agreement for a third-party’s benefit and 1,854 MW represent eight units mothballed and not currently available for TXU Energy Holdings’ dispatch.

TXU Energy Holdings supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The generation plants and other important properties of TXU Energy Holdings are located primarily on land owned in fee simple. As part of its overall strategy, TXU Energy Holdings may from time to time sell generation assets to better position its generation portfolio, reduce risk, provide funds for other investments, make distributions or loans to its parent or reduce debt.

TXU Energy Holdings is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy Holdings currently purchases energy from wind projects with approximately 579 MW of capacity located in West Texas. TXU Energy Holdings expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

Business Organization — TXU Energy Holdings is managed as an integrated business; however, for purposes of operational accountability and performance management, it has been divided into the TXU Power electricity generation operations, the TXU Energy retail electricity sales operations and the TXU Wholesale energy markets operations, each of which are conducted through separate legal entities.

TXU Power consists of the nuclear-powered and lignite/coal-fired generation operations and also operates natural gas/oil-fired generation units. TXU Energy consists of the consumer and business retail sales operations in various markets throughout Texas. TXU Wholesale is responsible for hedging and risk management activities to mitigate commodity price risk for the segment as a whole. These activities include the purchase and sale of electricity and natural gas, as well as natural gas storage.

TXU Power

Nuclear-Powered Generation Assets — TXU Power operates two baseload nuclear-fueled generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

TXU Power has contracted for the purchase of nuclear fuel conversion services through 2007, uranium and nuclear fuel enrichment services through mid-2008 and fabrication services through 2011 for its nuclear units. Supply contracts are being finalized for the purchase of materials and services to meet TXU Power’s uranium and nuclear fuel enrichment services needs through mid-2009 and a portion of its nuclear fuel enrichment services needs through 2016, and no problems are anticipated in completing the execution of these contracts. Additionally, TXU Power does not anticipate any difficulties procuring raw materials and services beyond these dates.

TXU Power’s onsite spent nuclear fuel storage capability is under review due to recent changes in NRC regulations in areas not directly related to fuel storage but that could reduce the effective storage capacity for nuclear fuel. Pending completion of the review, TXU Power estimates on-site storage is sufficient for an additional five to ten years.

Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Projected decommissioning costs are being recovered from TXU Electric Delivery’s customers through a delivery charge.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years effective April 2003. TXU Power expects to file a license extension request in accordance with timing and other provisions established by the NRC.

Lignite/Coal–Fired Generation Assets — TXU Power operates nine baseload lignite/coal-fired generation units, with capacities ranging from 557 MW to 750 MW, at four plants. Approximately 68% of the fuel used at TXU Power’s baseload lignite/coal-fired generation plants in 2005 was supplied from owned in fee or leased proven surface-minable lignite reserves dedicated to the Big Brown, Monticello and Martin Lake generation plants, which were constructed adjacent to the reserves. TXU Energy Holdings owns in fee or has under lease an estimated 599 million tons of proven reserves dedicated to its generation plants. TXU Energy Holdings also owns in fee or has under lease in excess of 119 million tons of proven reserves not dedicated to specific generation plants. In 2005, over 24 million tons of lignite were recovered to fuel TXU Energy Holdings’ plants. TXU Mining utilizes owned and/or leased equipment to remove the overburden and recover the lignite. One of TXU Energy Holdings’ lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, Inc.

Lignite mining operations at Big Brown, Monticello and Martin Lake include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see “Environmental Matters.”

TXU Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Power’s generating plants by railcar. Based on its current usage, TXU Power believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future. During 2004, TXU Power secured a supply contract for western coal that commenced in January 2005 to satisfy the majority of its purchased coal needs for the next five years. TXU Power has also secured the majority of its transportation needs for the coal.

One of TXU Power’s key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatile cost of natural gas fuel. On the other hand, baseload nuclear and lignite/coal-fired plants currently have lower variable production costs than new gas-fired plants at current average market natural gas prices.

Natural Gas/Oil-Fired Generation Assets — TXU Power also operates a number of gas/oil-fired generation units as dispatched by TXU Wholesale.

TXU Energy

Competitive Markets — Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

Based on January 2006 data provided by ERCOT, approximately 29% of all customers in ERCOT areas open to customer choice had elected to switch REPs. As of February 2006, there are approximately 115 REPs certified to compete within the state of Texas.

TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation and focuses on excellent customer service as a way to continue to strengthen its reputation. TXU Energy attempts to customize its products to each customer class with product and service enhancements that are known to be valued by customers in those classes. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

TXU Energy has invested in customer-related infrastructure and capabilities. Together with its business support services vendor, Capgemini, TXU Energy uses its customer relationships, customer service operations, technology operating platforms, commercial operations, marketing, and customer loyalty to actively compete to retain its customer base and to add customers.

In October 2005, TXU Energy Holdings announced a voluntary program to not raise price-to-beat rates for the entire first quarter of 2006 for all residential and small business customers in TXU Energy Holdings’ historical service territory currently served under the price-to-beat rate structure. This program took effect subsequent to the December 31, 2005 expiration of the discount applied to the October 2005 price-to-beat rate increase.

TXU Wholesale—TXU Wholesale optimizes the value of the TXU Energy Holdings portfolio by balancing customer demand for energy with the supply of energy in an economically efficient and effective manner. This effort includes hedging and risk management as well as other value creation activities. Retail and wholesale demand has generally been greater than volumes that can be supplied by the baseload (nuclear and lignite/coal-fired) production; however, the supply demand relationship will evolve over time as competitive market fundamentals and the competitive retail landscape change. TXU Wholesale provides additional supply balancing through wholesale purchases and sales of power. TXU Wholesale manages the commodity volume and price risks inherent in TXU Energy Holdings’ generation and sales operations through supply structuring, pricing and hedging activities, including hedging both future power sales and purchases of fuel supplies for the generation plants, and is also responsible for the efficient scheduling of power from the generation plants.

TXU Wholesale dispatches 14 gas/oil-fired generation plants owned and operated by TXU Power. A significant number of the generation units have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2005 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 13 of the generating plants. At December 31, 2005, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately 690,000 barrels of oil in inventory. TXU Wholesale may sell, lease, toll or mothball additional capacity or reinstate mothballed plants for dispatch if economic conditions warrant it.

In its risk management activities, TXU Wholesale enters into contracts for the physical delivery of electricity and natural gas, exchange traded and “over-the-counter” financial contracts and bilateral contracts with end-use customers. TXU Wholesale also engages in activities such as the structuring of long-term contractual arrangements as well as proprietary trading.

TXU Wholesale manages exposure to commodity price risk within established transactional risk management policies and limits. TXU Wholesale targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. These operations capture value and report exposures daily using integrated energy systems for decision making and risk management. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. TXU Wholesale has a strict disciplinary program to address any violations of its risk management policy requirements and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

TXU Wholesale’s natural gas operations in Texas include well-head production contracts, transportation agreements and storage leases. TXU Wholesale manages 19.3 Bcf of natural gas storage capacity. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to business customers. Because of the correlation of natural gas and power prices, TXU Wholesale’s natural gas operations provide opportunities to hedge TXU Energy Holdings’ margins on power sales.

ERCOT Market — TXU Energy Holdings believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

•	market rules support fair and robust competition, while providing opportunities for TXU Energy Holdings to optimize its generation fleet operations and purchased power requirements;

•	peak demand is expected to grow at an average rate of approximately 2.4% per year;

•	it is a sizeable market with approximately 62 GW of peak demand and approximately 33 GW of average demand; and

•	as projected by ERCOT, in the absence of generation additions, annual reserve margins are expected to fall below ERCOT’s desired margin of 12.5% in 2010, thus providing opportunities for generation owners. Reserve margin is defined as the excess of system capability over peak load expressed as a percentage of peak load.

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

Many states, faced with this increasing pressure from legislative bodies (federal and state) to introduce competition, put forth deregulation plans. However, these plans have been generally deferred as the energy markets have been buffeted by business failures, the 2001 California energy crises and governmental investigations into energy trading activities. The continued uncertainty regarding many state and federal regulatory policies has delayed the opening of new competitive retail markets.

Customers — There are no individually significant customers upon which TXU Energy Holdings’ business or results of operations are highly dependent.

Regulation and Rates

See “Restructuring Legislation” above for a discussion of the restructured Texas electricity market.

The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act, among other things, repealed the Public Utility Holding Company Act (PUHCA) as of February 8, 2006. Among other matters, PUHCA had limited the operations and ownership of public utilities to contiguous geographical areas in the US and the ability of nonutility companies to own or merge with public utilities.

TXU Energy Holdings is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy Holdings also holds a power marketer license from FERC.

PURA and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of ERCOT. The legislation also creates a new wholesale market monitor in ERCOT. TXU Energy Holdings cannot predict the outcome of regulatory proceedings related to SB 408.

See “Environmental Matters” discussion below for environmental regulations and related matters.

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

In 2005, the EPA issued a final rule to further reduce SO2 and NOx emissions from power plants. The SO2 and NOx reductions required under the Clean Air Interstate Rule (CAIR) are based on a cap and trade approach (market-based) in which a cap is put on the total quantity of emissions allowed in 28 eastern states (including Texas), emitters are required to have allowances for each ton emitted, and emitters are allowed to trade emissions under the cap. The CAIR reductions are proposed to be phased in between 2009 and 2015.

Also in 2005, the EPA published a final rule requiring reductions of mercury emissions from coal-fired power plants. The Clean Air Mercury Rule (CAMR) is based on a cap and trade approach on a nationwide basis. The mercury reductions are proposed to be phased in between 2010 and 2018. TXU Energy Holdings is in the process of reviewing the final rules and is unable to determine what impact the implementation of these rules will have on its results of operations or financial position.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions would be required on a unit-by-unit basis. The EPA has suggested that CAIR may satisfy the BART reductions for electric generating units.

To comply with these rules (CAIR, CAMR and BART), it is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

The federal Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ has adopted revisions to its one-hour ozone State Implementation Plan (SIP) rules that require an 88% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone nonattainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance was required by May 1, 2005. TXU Energy Holdings has installed all the pollution control technology necessary to achieve the reductions in NOx required in 2005. Additionally, the TCEQ is expected to propose new SIP rules by 2007 to deal with 8-hour ozone standards. These rules could require further NOx emission reductions from certain TXU Energy Holdings facilities, but since the rules have not been developed, the ultimate impact of the implementation of these rules on TXU Energy Holdings’ results of operations or financial position is not determinable.

The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury emissions from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide have been considered at the federal level and it is expected that additional similar proposals will be made in the future. TXU Energy Holdings continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the US Department of Energy. TXU Energy Holdings is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy.

TXU Energy Holdings continues to assess the financial and operational risks posed by future legislative changes pertaining to greenhouse gas emissions and multi-pollutant emissions, but because these proposals are in the formative stages, TXU Energy Holdings is unable to predict their future impacts on its financial condition and operations.

Water — The TCEQ and/or the EPA have jurisdiction over water discharges (including storm water) from all Texas and US facilities, respectively. Facilities of TXU Energy Holdings are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy Holdings holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Energy Holdings believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plants and facilities. TXU Energy Holdings is unable to predict the impact of these changes at this time. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures were published by the EPA in 2004. As prescribed in the regulations, TXU Energy Holdings is implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. The results of this program will determine the impact on TXU Energy Holdings.

Other — Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy Holdings possesses all necessary permits for these activities from the TCEQ for its present operations.

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy Holdings. TXU Energy Holdings is in compliance with all applicable solid waste rules and regulations. In addition, TXU Energy Holdings has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. TXU Energy Holdings intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy Holdings’ on-site storage capacity is expected to be adequate until other off-site facilities become available. (See “TXU Power” – “Nuclear-Powered Generation Assets” above).

Environmental Capital Expenditures – Capital expenditures for TXU Energy Holdings’ environmental projects totaled $11 million in 2005 and are expected to total approximately $50 million in 2006.

Item 1A. RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on TXU Energy Holdings’ operations, financial results and financial condition, and could cause TXU Energy Holdings’ actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

TXU Energy Holdings’ businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Energy Holdings’ business and/or results of operations.

TXU Energy Holdings’ businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including the deregulation of the production and sale of electricity. TXU Energy Holdings will need to adapt to these changes and may face increasing competitive pressure and/or government oversight. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted in, and may continue to result in, declines in customer counts and sales volumes. In addition, as a result of Hurricane Katrina, TXU Energy Holdings voluntarily agreed with the Commission to moderate the implementation of a price increase in November and December 2005 and to not raise its price-to-beat rate from January 1, 2006 through April 1, 2006.

TXU Energy Holdings’ businesses are subject to changes in laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the Texas Railroad Commission, the TCEQ, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, recovery of costs and investments, decommissioning costs and present or prospective wholesale and retail competition. Changes in, revisions to or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Energy Holdings may sell power), together with new laws and regulations, may have an adverse effect on TXU Energy Holdings’ businesses.

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

While TXU Energy Holdings may now offer prices other than the price-to-beat rate, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007. The results of TXU Energy Holdings’ retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Energy Holdings in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the wholesale market price for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on wholesale market prices for power, TXU Energy Holdings does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Energy Holdings’ price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Energy Holdings’ price-to-beat rate will not result in negative headroom in the future.

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

TXU Energy Holdings’ revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in commodity prices, such as natural gas and decreases in market heat rates.

TXU Energy Holdings is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Energy Holdings markets and trades power and gas, including power from its own production facilities, as part of its wholesale markets management operation. TXU Energy Holdings’ results of operations are likely to depend in large part upon market prices for electricity, gas, lignite and coal in its regional market and other competitive markets and upon prevailing retail rates, which are set in part by regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. Such pressures in September and October of 2005 provided additional incentive for TXU Energy Holdings to moderate the implementation of a price increase in November and December 2005 and to voluntarily not raise its price-to-beat rate from January 1, 2006 through April 1, 2006.

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

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions,

•	seasonality,

•	changes in electricity and fuel usage,

•	illiquidity in the wholesale power or other markets,

•	transmission or transportation constraints, inoperability or inefficiencies,

•	availability of competitively priced alternative energy sources,

•	changes in supply and demand for energy commodities,

•	changes in power production capacity and market heat rates,

•	outages at TXU Energy Holdings’ power production facilities or those of its competitors,

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state, local and foreign energy, environmental and other regulation and legislation.

All of TXU Energy Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand is generally supplied by gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which could fall if power prices fall relative to natural gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Energy Holdings’ baseload (lignite/coal and nuclear) power production, which provided a substantial portion of supply volumes in 2005, is dependent in significant part upon the price of natural gas and market heat rates. As a result, TXU Energy Holdings’ baseload power production could significantly decrease in value if natural gas prices fall or if market heat rates fall.

TXU Energy Holdings’ assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and its hedging procedures may not work as planned or hedge counterparties may default on their obligations to TXU Energy Holdings.

TXU Energy Holdings cannot fully hedge the risk associated with changes in natural gas prices or market heat rates because of the expected useful life of TXU Energy Holdings’ power production assets and the size of its position relative to market liquidity. To the extent TXU Energy Holdings has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact changes in prices for other commodities, such as delivered Powder River Basin coal and emission credits, and could materially impact TXU Energy Holdings’ results of operations and financial position, either favorably or unfavorably.

To manage its financial exposure related to commodity price fluctuations, TXU Energy Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Energy Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Although TXU Energy Holdings devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, TXU Energy Holdings cannot precisely predict the impact that risk management decisions may have on its business, results of operations or financial position.

To the extent TXU Energy Holdings engages in hedging and risk management activities, TXU Energy Holdings is exposed to the risk that counterparties that owe TXU Energy Holdings money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, TXU Energy Holdings might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Energy Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including TXU Energy Holdings.

In connection with its hedging and risk management activities, TXU Energy Holdings has guaranteed or indemnified the performance of a portion of its obligations relating to such activities. TXU Energy Holdings might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact TXU Energy Holdings’ liquidity and financial position.

TXU Energy Holdings may suffer material losses, costs and liabilities due to its ownership and operation of the Comanche Peak nuclear power plant.

The ownership and operation of a nuclear power plant, such as TXU Energy Holdings’ Comanche Peak nuclear plant, involves certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Comanche Peak could materially affect TXU Energy Holdings’ financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak. Over the next three years, certain equipment at Comanche Peak is expected to be replaced, which will require extended outages. The cost of these actions is currently expected to be material.

•	Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy Holdings’ resources, including insurance coverage.

The operation and maintenance of power production facilities involves significant risks that could adversely affect TXU Energy Holdings’ results of operations and financial condition.

The operation and maintenance of power production facilities involves many risks, including, as applicable, start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of TXU Energy Holdings’ facilities were constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Energy Holdings’ ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Energy Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

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

TXU Energy Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Energy Holdings fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Energy Holdings’ older facilities, including its lignite/coal power plants, it may be uneconomical for TXU Energy Holdings to install the necessary equipment to comply with environmental laws, which may cause TXU Energy Holdings to shut down those facilities.

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

TXU Corp.’s growth strategy for TXU Energy Holdings’ businesses may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of TXU Corp.’s growth strategy for TXU Energy Holdings’ businesses will be successful. For example, there can be no guarantee that TXU Energy Holdings’s investment in lignite/coal-fired facilities, such as Oak Grove and Sandow 5, will not be adversely impacted as a result of (i) any unanticipated change in environmental law or available technologies or (ii) any unanticipated reduction in natural gas prices or market heat rates. Moreover, execution of TXU Corp.’s growth strategy, if achieved, may take longer than expected at costs higher than expected. TXU Corp.’s growth strategy is dependent upon many variables, including, but not limited to, market, legislative and regulatory dynamics. Any change to any of these dynamics could effect the execution of TXU Corp.’s growth strategy, including causing management to change its strategy.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

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

TXU Energy Holdings depends on transmission and distribution facilities owned and operated by affiliated and unaffiliated utilities to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy Holdings’ ability to sell electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. For example, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex, where TXU Energy Holdings has a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy Holdings’ customers could negatively impact the satisfaction of its customers with its service.

TXU Energy Holdings offers bundled services to its retail customers, with some offerings at fixed prices and for fixed terms. If TXU Energy Holdings’ costs for these bundled services exceed the prices paid by its customers, TXU Energy Holdings’ results of operations could be materially adversely affected.

TXU Energy Holdings offers its customers a bundle of services that include, at a minimum, the electricity itself plus transmission, distribution and related services. The prices TXU Energy Holdings charges for this bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Energy Holdings’ underlying cost to obtain the components.

Changes in technology may reduce the value of TXU Energy Holdings’ power plants and may significantly impact its business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional power plants like TXU Energy Holdings’. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Energy Holdings has facilities, the market value of TXU Energy Holdings’ power production could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Energy Holdings’ power plants. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, TXU Energy Holdings’ revenues would be reduced.

TXU Energy Holdings’ future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

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

TXU Energy Holdings’ results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes a material weakness in Texas or the ERCOT region.

TXU Energy Holdings derives substantially all of its operations in the ERCOT region. As a result, regardless of the state of the economy in areas outside of Texas or the ERCOT region, economic weakness in Texas or the ERCOT region could lead to reduced demand for electricity in ERCOT region. Such a reduction could have a material negative impact on TXU Energy Holdings’ results of operations and financial condition.

A downgrade in TXU Energy Holdings’ credit ratings could negatively affect its ability to access capital and could require TXU Energy Holdings to post collateral or repay certain indebtedness.

The current credit ratings for TXU Energy Holdings’ long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody’s or Fitch were to downgrade TXU Energy Holdings’ long-term debt rating, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease and liquidity demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of TXU Energy Holdings’ large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Energy Holdings’ ratings were to decline, particularly below investment grade, costs to operate TXU Energy Holdings’ business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Energy Holdings.

In addition, as discussed in this Form 10-K, the terms of certain of TXU Energy Holdings’ financing and other arrangements contain provisions that are directly or indirectly affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

TXU Energy Holdings is a holding company, and its obligations are structurally subordinated to existing and future liabilities of its subsidiaries.

TXU Energy Holdings is a holding company. Substantially all of TXU Energy Holdings’ consolidated assets are held by subsidiaries. Accordingly, TXU Energy Holdings’ cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to TXU Energy Holdings in the form of distributions, loans or advances, and repayment of loans or advances from TXU Energy Holdings. These subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Energy Holdings with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because TXU Energy Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and any future preferred stock of its subsidiaries. Therefore, TXU Energy Holdings’ rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that TXU Energy Holdings may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by TXU Energy Holdings.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. A final settlement stipulation was signed and filed with the Court in the Shareholders’ Litigation and the Court has approved the settlement, although certain members of the settlement class who object to the approval of the settlement have appealed the Court’s order approving the settlement. TXU Corp. has cooperated with the SEC and completed the production of the documents requested by the subpoena and has responded to the SEC’s requests for information. In addition, on July 12, 2005, Mr. Erle Nye, formerly a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he has completed his response to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. and its subsidiaries settled this matter in November 2005 and the suit has been dismissed as to TXU Corp. and its subsidiaries.

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

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE appealed and the Fifth Circuit Court of Appeals affirmed the dismissal. TCE subsequently filed pleadings seeking further appellate review of this decision by the United States Supreme Court, however, the Supreme Court denied the appeal on January 9, 2006.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder for TXU Energy Holdings is set forth under Statement of Responsibility, Report of Independent Registered Public Accounting Firm, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Members Interests and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Energy Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2005. Based on the evaluation performed, TXU Energy Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in TXU Energy Holdings’ internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, TXU Energy Holdings’ internal control over financial reporting.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

TXU Energy Holdings has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor in 2005 were preapproved.

The policy defines those nonaudit services which Deloitte & Touche LLP may also be engaged to provide as follows: (i) audit related services (e.g. due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax related services (e.g. tax compliance; general tax consultation and planning; tax advice related to mergers; acquisitions and divestitures and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; forensic and investigative services; training services and the like). The policy prohibits the engagement of Deloitte & Touche LLP to provide (i) bookkeeping or other services related to the accounting records or financial statements of TXU Energy Holdings; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resources functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and (ix) any other services that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible. In addition, the policy prohibits the independent auditor from providing tax or financial planning advice to any officer of TXU Energy Holdings.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche LLP will be monitored on behalf of the Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche LLP and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

For the years ended December 31, 2005 and 2004, fees billed to TXU Energy Holdings by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2005	2004
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$1,602,000	$1,076,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	98,000	868,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	72,000

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	—

Total	$1,700,000	$2,016,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

TXU ENERGY COMPANY LLC

Date: March 6, 2006

	By	/s/ M. S. GREENE
(M. S. Greene, Chairman of the Board, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Energy Company LLC and in the capacities and on the date indicated.

Signature	Title	Date
/s/ M. S. GREENE (M.S. Greene, Chairman of the Board President and Chief Executive)	Principal Executive Officer and Manager	March 6, 2006

/s/ KIRK R. OLIVER (Kirk R. Oliver, Executive Vice President Chief Financial Officer)	Principal Financial Officer and Manager	March 6, 2006

/s/ STANLEY J. SZLAUDERBACH (Stanley J. Szlauderbach, Senior Vice President)	Principal Accounting Officer	March 6, 2006

/s/ DAVID A. CAMPBELL (David A. Campbell)	Manager	March 6, 2006

/s/ ERIC H. PETERSON (Eric H. Peterson)	Manager	March 6, 2006

/s/ C. JOHN WILDER (C. John Wilder)	Manager	March 6, 2006

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU Energy Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Appendix A

TXU ENERGY COMPANY LLC AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

December 31, 2005

TXU ENERGY COMPANY LLC AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Millions of Dollars, except ratios)
Total assets — end of year	$17,806	$14,473	$14,148	$15,789	$13,905

Property, plant and equipment – net — end of year	$9,958	$9,920	$10,345	$10,341	$10,530
Capital expenditures	$309	$281	$163	$284	$327

Capitalization — end of year:
Long-term debt, less amounts due currently	$3,055	$3,226	$3,084	$2,378	$3,454
Exchangeable preferred membership interests, net of discount	528	511	497	—	—
Membership interests	4,353	3,591	3,999	4,273	4,212

Total	$7,936	$7,328	$7,580	$6,651	$7,666

Capitalization ratios — end of year:
Long-term debt, less amounts due currently	38.5%	44.0%	40.7%	35.8%	45.1%
Exchangeable preferred membership interests, net of discount	6.7%	7.0%	6.6%	—%	—%
Membership interests	54.8%	49.0%	52.7%	64.2%	54.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Embedded interest cost on long-term debt and exchangeable preferred membership interests—end of year (a)	7.5%	6.3%	7.2%	6.8%	4.5%

Operating revenues	$9,327	$8,495	$7,986	$7,678	$7,404
Income from continuing operations before cumulative effect of changes in accounting principles	$1,430	$408	$497	$322	$591
Net income	$1,414	$378	$421	$270	$507

Ratio of earnings to fixed charges	5.88	2.42	2.95	2.66	3.96

(a)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.

Certain previously reported financial statistics reflect reclassifications to conform to current year classifications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Energy Holdings is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activity, largely in Texas. There are no reportable business segments within TXU Energy Holdings.

Business Strategy and Opportunities

In 2004, senior management reviewed TXU Corp.’s operations and launched a restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner. The final phase of the program included development and implementation of the growth strategy of TXU Corp. and its two business segments. The growth strategy review was completed in November 2005. TXU Energy Holdings’ goal over the next five years is to become an industry leader as a competitive solid fuel power generator with quality scale in several markets.

TXU Energy Holdings’ power generation operation intends to:

•	further implement the TXU Operating System, a program to drive productivity improvement through deployment of an industrial skill set, targeting the achievement of top quartile cost levels within three years with ongoing production improvements to enhance an advantaged lignite/coal-fired generation operating capability;

•	leverage the TXU Operating System to pursue certain attractive growth opportunities in ERCOT that will add needed capacity and enhance the market’s fuel diversity; and

•	seek opportunities to double the size of its lignite/coal-fired generation fleet over the next five years, building a national solid fuel generation company with quality scale in multiple markets by applying TXU Operating System capabilities on a broader set of assets through transactions with other coal-fired generation plant owners.

TXU Energy Holdings’ retail sales operation intends to:

•	improve profitability and operational performance in Texas through ongoing cost leadership, innovative product and service offerings and excellence in customer service to distinguish itself; and

•	monitor potential opportunities to expand in other regions if and when those develop.

TXU Energy Holdings’ wholesale energy markets operation intends to:

•	continue to support the generation and retail sales operations, striving for market leadership and excellence in optimizing the performance of the generation assets and sourcing power for the retail business;

•	monitor and manage TXU Energy Holdings’ commodity price risks; and

•	engage in complementary activities such as the structuring of long-term contractual arrangements.

TXU Corp. continues to evaluate a wide variety of transactions for the execution of TXU Energy Holdings’ growth strategy.

KEY CHALLENGES AND INITIATIVES

Following is a discussion of the key challenges facing management and the initiatives currently underway to manage such challenges:

Competitive Markets and Customer Retention

In Texas, 2005 was the fourth full year of a competitive retail market, and competitive activity has resulted in lower retail customer counts and sales volumes. The area representing TXU Energy Holdings’ historical service territory prior to deregulation, largely in north Texas, consisted of approximately 3 million electricity consumers (measured by meter counts) as of year-end 2005. TXU Energy Holdings currently has approximately 2.1 million retail customers in that territory and has acquired approximately 230,000 retail customers in other competitive areas in Texas. Retail sales volumes declined 17%, 12% and 12% in 2005, 2004 and 2003, respectively; including all markets in which TXU Energy Holdings competes. Declines in both customer counts and related sales volumes reflect competitive activity in the business market and to a lesser extent in the residential market. As retail sales have declined, wholesale sales volumes have increased over this period with TXU Energy Holdings’ shift from retail to wholesale market services. In responding to the competitive landscape, TXU Energy Holdings is focusing on the following key initiatives:

•	Customer retention strategy remains focused on delivering world-class customer service and improving the overall customer experience. In line with this strategy, TXU Energy Holdings continues to implement initiatives to improve call center response time and effectiveness as well as online interaction with customers.

•	TXU Energy Holdings customizes its price/service product offerings to customer classes with service enhancements proven to be valued by those customers. TXU Energy Holdings continues to develop price/service products with greater flexibility that are designed to fit varying customer need profiles.

•	Initiatives in the small and medium-business segment are focused largely on targeted programs to retain the existing highest-value customers and to recapture customers who have switched. Tactical programs put into place include improved customer service, new product price/service offerings and a direct-sales force for customers with demand of 200 kilowatts and above.

•	TXU Energy Holdings remains focused on driving profitability by targeting customers with the highest economic potential and delivering with a low-cost model. Initiatives include a more disciplined contracting and pricing approach, a comprehensive hedging strategy to better protect against pricing volatility, improved economic segmentation of the large-business market to provide for more targeted sales and marketing efforts and more effective deployment of the direct-sales force.

Natural Gas Price & Market Heat-Rate Exposure

Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. The wholesale market price of power divided by the market price of natural gas represents the market heat rate. Market heat rates are currently near historical lows following the substantial increase in more efficient gas-fired generation capacity in Texas in the early 2000’s. In contrast, natural gas prices have increased significantly in recent years, but historically the price has fluctuated due to the effects of weather, changes in industrial demand and supply availability, and other economic and market factors.

In contrast to TXU Energy Holdings’ gas-fired generation units, changes in natural gas prices have no significant effect on the cost of generating electricity from TXU Energy Holdings’ nuclear-powered and lignite/coal-fired plants. All other factors being equal, these baseload generation assets, which provided 56% of supply volumes in 2005, increase or decrease in value as natural gas prices rise or fall, respectively, because of the effect of natural gas prices on wholesale power prices.

With the exposure to variability of natural gas prices, sales price management and hedging activities are critical to the profitability of the business. TXU Energy Holdings continues to have price flexibility in the large business market and in all markets outside of its historical service territory. With respect to residential and small business customers in the historical service territory, TXU Energy Holdings must offer regulated price-to-beat rates until January 1, 2007, but has the flexibility to offer prices other than the price-to-beat rate. Price-to-beat rates can be adjusted up or down twice a year at TXU Energy Holdings’ option, subject to approval by the Commission, based on changes in natural gas prices. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that gross margin levels can be sustained while remaining competitive with other retailers who have price flexibility. In response to rising natural gas prices, TXU Energy Holdings has increased the price-to-beat rates twice in each of the years 2005, 2004 and 2003.

TXU Energy Holdings is both a producer and a buyer of wholesale electricity. The combined effect of the generation and retail business is considered by management to be a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Energy Holdings’ wholesale market positions, for 2006 TXU Energy Holdings’ portfolio position is significantly balanced with respect to changes in natural gas prices, given TXU Energy Holdings’ projections of baseload unit availability, customer churn and assuming no further changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from changes in the price-to-beat rates for residential and small business customers and from potential customer losses; that is, higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa.

TXU Energy Holdings’ longer term approach to managing commodity price risk focuses on the following:

•	improving customer service to attract and retain high-value customers;

•	refining retail pricing strategy to more appropriately reflect the magnitude and costs of natural gas price risk;

•	continuing reduction of fixed costs to better withstand gross margin volatility; and

•	employing disciplined hedging and risk management strategies through physical and financial energy-related (power and natural gas) contracts to partially hedge gross margins.

Under a commodity price risk management program commenced in October 2005, TXU Energy Holdings has been supplementing its hedging and risk management portfolio with natural gas-related financial instruments that are expected to reduce exposure to the effects of changes in natural gas prices over the next five years. These transactions are being accounted for as cash flow hedges; i.e., hedges of variability of future power prices as a result of movements in natural gas prices. See discussion below under “Application of Critical Accounting Policies.”

TXU Energy Holdings still retains exposure to changes in market heat rates. TXU Energy Holdings’ market heat rate exposure derives from its generation portfolio and may increase over time with expected generation capacity increases. TXU Energy Holdings expects that increases in market heat rates would increase the value of its generation assets because higher market heat rates generally result in higher wholesale power prices, and vice versa.

On an ongoing basis, TXU Energy Holdings will continue monitoring its overall commodity risks and seek to balance its portfolio based on its desired level of exposure to natural gas prices and market heat rates. Portfolio balancing may include the execution of incremental transactions or the unwind of existing transactions. As a result, commodity price exposures and their effect on earnings could change from time to time.

The following scenarios are presented to quantify the potential impact of movements in natural gas prices and market heat rates. As described earlier, for 2006 TXU Energy Holdings’ portfolio position is significantly balanced with respect to changes in natural gas prices at current forecast business performance levels and assuming no further change in the price-to-beat rates. Illustratively, in the unlikely case that TXU Energy Holdings’ sales prices immediately and fully adjusted to reflect changes in wholesale power prices due to changes in natural gas prices, and taking into account the hedges in place at year-end 2005 under the program described above, TXU Energy Holdings could experience an approximate $350 million reduction in 2006 pretax earnings for every $1.00 per MMBtu reduction in natural gas prices (approximate 9% change in current price) sustained over the full year. In the same scenario of full and immediate pass-through of wholesale power price changes to sales prices, where natural gas prices and other nonprice conditions remained unchanged but ERCOT electricity prices declined by $5/MWh (approximate 6% change in current price) for a full year because of declining market heat rates, TXU Energy Holdings could experience an approximate $310 million reduction in annual pretax earnings.

See additional discussion of risk measures under “Quantitative and Qualitative Disclosure About Market Risk.”

Impact of Volatile Energy Prices

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in retail electricity prices has elevated public awareness of energy costs and could dampen customer demand going forward, particularly in peak usage periods. Sustained high energy prices and/or ongoing price volatility also creates a potential risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in Texas. TXU Energy Holdings continues to work closely with the relevant regulatory bodies, as evidenced by the implementation of the October 2005 retail price-to-beat rate increase, under which TXU Energy Holdings voluntarily implemented a discount on the increase until the end of 2005. The discount resulted in a net price-to-beat increase based on natural gas prices in the week prior to Hurricane Katrina making landfall.

Cost Exposure Related to Nuclear Asset Outages

TXU Energy Holdings’ nuclear assets are comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The Comanche Peak plant represents approximately 13% of TXU Energy Holdings’ total generation capacity. The nuclear generation facilities represent TXU Energy Holdings’ lowest marginal cost source of electricity. Assuming both nuclear generating units experienced an outage, the unfavorable impact to pretax earnings is estimated to be approximately $4 million per day before consideration of any insurance proceeds. Maintaining safe, reliable and efficient operations at the Comanche Peak plant is one of TXU Energy Holdings’ top priorities. Also see discussion of nuclear insurance in Note 8 to Financial Statements.

Environmental Regulations

TXU Energy Holdings is subject to various environmental laws and regulations related to sulfur dioxide, nitrogen oxide and mercury emissions as well as other environmental contaminants that impact air and water quality. TXU Energy Holdings is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes. TXU Energy Holdings is closely monitoring any potential legislative changes pertaining to greenhouse gas emissions, proposals for which remain in the formative stages. See discussion in Part I of this Form 10-K under “Environmental Matters.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES

TXU Energy Holdings’ significant accounting policies are detailed in Note 1 to Financial Statements. TXU Energy Holdings follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of TXU Energy Holdings’ consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Energy Holdings that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Derivative Instruments and Mark-to-Market Accounting — TXU Energy Holdings enters into contracts for the purchase and sale of energy, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under SFAS 133, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.

Mark-to-market accounting recognizes changes in the fair value of derivative instruments as market prices change. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is separated into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using industry-accepted market modeling techniques that take into account available market information. TXU Energy Holdings recognizes losses but not gains related to illiquid periods.

SFAS 133 allows for “normal” purchase or sale elections and hedge accounting designations, which generally eliminates the requirement for mark-to-market recognition in net income. (However, cash flow hedge ineffectiveness is recognized in net income.) Results of operations can be materially impacted by such elections and designations, as they reduce the volatility of net income that can result from fluctuations in fair values. Because TXU Energy Holdings’ natural long power position (generation load) is not marked-to-market, management strives to make elections under SFAS 133 with respect to economic hedges of that position that allow accounting results to be more reflective of the economic position. Derivative contracts held for proprietary trading purposes are marked-to-market.

The effect of mark-to-market and hedge accounting on the financial statements is presented below (includes effects of commodity and debt-related transactions):

	Year Ended December 31,
	2005	2004	2003(a)
Effect on income from continuing operations (after-tax):
Net gains (losses) from mark-to-market accounting for commodity contracts	$6	$(59)	$(88)
Net cash flow hedge ineffectiveness gains (losses)	(18)	(12)	23
Net cash flow hedge losses recognized (reclassified from accumulated other comprehensive income — to offset hedged transactions)	(70)	(27)	(51)
Amortization of net gains on settled fair value hedges (b)	1	1	—

Total	$(81)	$(97)	$(116)

Effect on other comprehensive income from continuing operations (after-tax):
Net losses in fair value of cash flow hedges	$(47)	$(75)	$(21)
Net cash flow hedge losses recognized in net income	70	27	51

Total	$23	$(48)	$30

(a)	Amounts exclude the cumulative effect of changes in accounting principles discussed in Note 3 to Financial Statements.
(b)	See Note 6 to Financial Statements.

The effect of mark-to-market and hedge accounting on the balance sheet is as follows:

	December 31,
	2005	2004
Net derivative liability related to cash flow hedges	$(164)	$(166)
Net derivative liability related to interest rate fair value hedges	(9)	(5)

Total net cash flow hedge and other derivative liability	$(173)	$(171)

Net commodity contract asset (a)	$36	$31

Long-term debt fair value adjustments — increase	$9	$15

Net accumulated other comprehensive loss included in shareholders’ equity (after-tax amounts)	$(121)	$(144)

(a)	Excludes amounts not arising from mark-to-market valuations such as payments and receipts of cash and other consideration associated with commodity hedging and trading activities.

Under a commodity price risk management program commenced in October 2005, TXU Energy Holdings has been supplementing its hedging and risk management portfolio with market instruments that are expected to reduce exposure to the effects of changes in natural gas prices over the next five years. The majority of these market instruments are natural gas-related derivative instruments. As of early February 2006, TXU Energy Holdings had effectively sold forward, over the five-year period from 2006 to 2010, approximately 385 million MMBtu of natural gas using instruments that have been designated as cash flow hedges of future power sales. The values of the hedge instruments are based on natural gas prices, and power prices do not necessarily move in tandem with gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses reported in other comprehensive income, than TXU Energy Holdings has experienced in recent years. For example, a change of 0.1 (or 1%) in forward market heat rates could result in cash flow hedge ineffectiveness gains or losses of $20 to $35 million pretax.

Revenue Recognition — TXU Energy Holdings’ revenue includes an estimate for unbilled revenue that is calculated at the end of the period based on estimated daily consumption after the meter read date and valued at rates in effect when the consumption is billed. Estimated daily consumption is derived using historical revenue information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues reflected in accounts receivable totaled $443 million, $387 million and $388 million at December 31, 2005, 2004 and 2003, respectively.

Accounting for Contingencies — The financial results of TXU Energy Holdings may be affected by judgments and estimates related to loss contingencies. A significant contingency that TXU Energy Holdings accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers’ behaviors. With the opening of the Texas electricity market to competition in 2002, many historical measures used to estimate bad debts were less reliable. The changing business climate, including a regulatory change in 2004 that allows a REP to disconnect nonpaying customers in its historical service territory, increased customer churn due to competitor actions and the recent significant increases in energy prices adds to the complexity of the estimation process. Historical results alone are not always indicative of future results causing management to consider potential changes in customer behavior. Bad debt expense totaled $53 million, $91 million and $114 million for the years ended December 31, 2005, 2004 and 2003, respectively.

See Note 15 to Financial Statements under “Retail Clawback Credit” for a discussion of the effects on earnings of this regulatory-related contingency.

Impairment of Long-Lived Assets — TXU Energy Holdings evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In this circumstance, impairment may be evaluated based on the current market price of the asset. For TXU Energy Holdings’ baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices. In this circumstance, the impairment test would be based on future undiscounted cash flows associated with the asset, in accordance with SFAS 144. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Energy Holdings’ property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

TXU Energy Holdings’ most significant long-lived asset in terms of carrying value is its Comanche Peak nuclear generation facility. The net book value of the facility was $7.3 billion at December 31, 2005. TXU Energy Holdings believes that the net book value of the facility significantly exceeds the estimated current market value. However, TXU Energy Holdings estimates that future undiscounted cash flows from the facility significantly exceed net book value. Significant assumptions used in this analysis are forward price curves for natural gas and power, market heat rates and production estimates. TXU Energy Holdings has conservatively estimated that a sustained structural decline in natural gas prices of at least 60% from current levels would need to occur before any risk of impairment would arise, assuming market heat rates remain unchanged.

Depreciation — The depreciable lives of plant and equipment are based on management’s estimates/determinations of the assets’ economical useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to earnings. Depreciation expense as a percent of average depreciable property approximated 1.9% for 2005, 2.0% for 2004 and 2.2% for 2003. The declines in these percentages were due primarily to increases in the estimated depreciable lives of the lignite/coal-fired generation facilities.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units was extended to 60 years effective April 2003. TXU Energy Holdings expects to file a license extension request in accordance with timing and other provisions established by the NRC.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans— TXU Energy Holdings is a participating employer in the pension plan sponsored by TXU Corp. and offers pension benefits through either a defined benefit pension plan or a cash balance plan. TXU Energy Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.’s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

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

	Year Ended December 31,
	2005	2004	2003
Pension costs under SFAS 87	$5	$28	$20
Other postretirement benefit costs under SFAS 106	9	29	38

Total (a)	$14	$57	$58

Funding of pension and other postretirement benefit plans	$6	$30	$29

(a)	Includes amounts capitalized as part of equipment cost, which totaled approximately $338 thousand, $1 million and $2 million in 2005, 2004 and 2003, respectively.

Pension and other postretirement benefit costs decreased $43 million to $14 million in 2005 due primarily to pension and other postretirement benefit costs assumed by TXU Electric Delivery from TXU Energy as well as to fewer active employees following the 2004 Capgemini outsourcing transaction and other 2004 restructuring actions. (See discussion below and Note 2 to Financial Statements.) The decline in other postretirement benefit costs in 2004 of $9 million to $29 million was due primarily to the effect of the Medicare Prescription Improvement and Modernization Act of 2003 enacted in December 2003. Detailed information regarding TXU Energy Holdings’ pension and postretirement benefits is provided in Note 11 to Financial Statements.

Effective January 1, 2005, as a result of a new Texas state law enacted by the Texas Legislature during the 2005 legislative session, TXU Electric Delivery and TXU Energy Holdings entered into an agreement whereby TXU Electric Delivery assumed responsibility for pension and other postretirement benefit costs for applicable TXU Energy Holdings’ active and retired employees (i.e., former employees of the regulated predecessor integrated electric utility) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002.

RESULTS OF OPERATIONS

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 4 to Financial Statements regarding discontinued operations).

Accounting Changes — See Note 3 to Financial Statements for a discussion of the effects of accounting rule changes.

Sales Volume Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory (a):
Residential	29,239	30,897	34,082	(5.4)	(9.3)
Small business (b)	9,004	10,476	12,673	(14.1)	(17.3)

Total historical service territory	38,243	41,373	46,755	(7.6)	(11.5)
Other territories (a):
Residential	3,416	3,089	1,899	10.6	62.7
Small business (b)	674	363	313	85.7	16.0

Total other territories	4,090	3,452	2,212	18.5	56.1
Large business and other customers	15,843	25,466	30,955	(37.8)	(17.7)

Total retail electricity	58,176	70,291	79,922	(17.2)	(12.1)
Wholesale electricity sales volumes	52,001	48,309	36,809	7.6	31.2

Total sales volumes	110,177	118,600	116,731	(7.1)	1.6

Retail volumes (GWh) – weather adjusted (c):
Residential	31,612	33,987		(7.0)
Small business	9,533	10,839		(12.0)
Large business and other customers	15,828	25,466		(37.8)

Average volume (kWh) per retail customer (d):

Residential	15,825	15,619	15,959	1.3	(2.1)
Small business	32,078	34,095	39,728	(5.9)	(14.2)
Large business and other customers	243,538	351,542	421,203	(30.7)	(16.5)

Average volume (kWh) per retail customer – weather adjusted (c):
Residential	15,319	15,619		(1.9)
Small business	31,598	34,095		(7.3)
Large business and other customers	243,304	351,542		(30.8)

Weather (service territory average) – percent of normal (e):

Percent of normal:
Cooling degree days	107.0%	90.0%	95.7%
Heating degree days	90.0%	90.1%	98.1%

(a)	Historical service and other territory data for 2003 is best estimate.
(b)	Customers with demand of less than 1 MW annually.
(c)	2005 amounts adjusted for estimated weather effect as compared to 2004.
(d)	Calculated using average number of customers for period.
(e)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory (b):
Residential	1,769	1,951	2,059	(9.3)	(5.2)
Small business (c)	281	309	316	(9.1)	(2.2)

Total historical service territory	2,050	2,260	2,375	(9.3)	(4.8)

Other territories (b):
Residential	213	194	148	9.8	31.1
Small business (c)	7	6	5	16.7	20.0

Total other territories	220	200	153	10.0	30.7

Large business and other customers	55	76	69	(27.6)	10.1

Total retail electricity customers	2,325	2,536	2,597	(8.3)	(2.3)

(a)	Based on number of meters.
(b)	Historical service and other territory data for 2003 is best estimate.
(c)	Customers with demand of less than 1 MW annually.

Revenue and Market Share Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003 (a)
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$3,444	$3,164	$3,152	8.8	0.4
Small business (b)	1,086	1,103	1,213	(1.5)	(9.1)

Total historical service territory	4,530	4,267	4,365	6.2	(2.2)

Other territories:
Residential	405	298	159	35.9	87.4
Small business (b)	65	34	25	91.2	36.0

Total other territories	470	332	184	41.6	80.4

Large business and other customers	1,330	1,771	1,935	(24.9)	(8.5)

Total retail electricity revenues	6,330	6,370	6,484	(0.6)	(1.8)
Wholesale electricity revenues	2,807	1,886	1,258	48.8	49.9
Hedging and risk management activities	(164)	(103)	30	59.2	—
Other revenues	354	342	214	3.5	59.8

Total operating revenues	$9,327	$8,495	$7,986	9.8	6.4

Hedging and risk management activities (c):

Net realized gains (losses) on settled positions	$(40)	$6	$130
Reversal of prior years’ net unrealized gains on positions settled in current period	(23)	(61)	(145)
Other net unrealized losses, including ineffectiveness	(101)	(48)	45

Total net gains (losses)	$(164)	$(103)	$30

Average revenues per MWh:

Residential	$117.86	$101.88	$92.02	15.7	10.7
Small business	$118.90	$104.87	$95.38	13.4	9.9
Large business and other customers	$83.96	$69.54	$62.51	20.7	11.2

Estimated share of ERCOT retail markets (d):

Historical service territory:
Residential (e)	72%	81%	86%
Small business (e)	71%	78%	82%
Total ERCOT:
Residential	39%	44%	46%
Small business	29%	31%	32%
Large business and other customers	17%	33%	37%

(a)	Historical service and other territory data for 2003 is best estimate.
(b)	Customers with demand of less than 1 MW annually.
(c)	Includes amounts that offset the effects of settled physical energy contracts that are reported in revenues and fuel and purchased power costs.
(d)	Based on number of meters, except large business which is based upon annualized consumption.
(e)	Estimated market share is based on the number of customers that have choice.

Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$78	$82	$80	(4.9)	2.5
Lignite/coal	475	506	491	(6.1)	3.1

Total baseload fuel	553	588	571	(6.0)	3.0
Gas/oil fuel and purchased power	3,060	2,912	2,913	5.1	—
Other costs	281	221	81	27.1	—

Fuel and purchased power costs	3,894	3,721	3,565	4.6	4.4
Delivery fees	1,426	1,544	1,552	(7.6)	(0.5)

Total	$5,320	$5,265	$5,117	1.0	2.9

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear generation	$4.23	$4.31	$4.49	(1.9)	(4.0)
Lignite/coal generation (a)	$11.68	$12.96	$12.53	(9.9)	3.4
Gas/oil generation and purchased power	$61.66	$47.95	$46.12	28.6	4.0

Delivery fees per MWh	$24.20	$21.75	$18.93	11.3	14.9

Production and purchased power volumes (GWh):

Nuclear	18,371	18,979	17,717	(3.2)	7.1
Lignite/coal	44,005	42,339	41,311	3.9	2.5

Total baseload generation	62,376	61,318	59,028	1.7	3.9
Gas/oil generation	3,504	4,726	13,250	(25.9)	(64.3)
Purchased power	46,133	56,007	49,915	(17.6)	12.2

Total energy supply	112,013	122,051	122,193	(8.2)	(0.1)
Less line loss and power imbalances	1,836	3,451	5,462	(46.8)	(36.8)

Net energy supply volumes	110,177	118,600	116,731	(7.1)	1.6

Baseload capacity factors (%):

Nuclear	91.5%	94.3%	88.1%	(3.0)	7.0
Lignite/coal	89.8%	86.0%	84.6%	4.4	1.7
Total baseload	90.3%	88.4%	85.6%	2.1	3.3

(a)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

2005 Compared to 2004

Operating revenues increased $832 million, or 10%, to $9.3 billion in 2005. Retail electricity revenues decreased $40 million, or 1%, to $6.3 billion.

•	The retail revenue decline reflected a $1.1 billion decrease attributable to a 17% drop in sales volumes, primarily reflecting a net loss of customers due to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather. A total volume decline of 38% in the large business market also reflected a strategy to target higher margin customers in that market. Total residential and small business volumes fell 6%, driven by competitive activity and stricter disconnect policies and more focused collection activities, partially offset by the effect of increased consumption by residential customers due to warmer weather.

•	The effect of lower retail volumes was partially offset by $886 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices. A favorable $171 million mix shift in the composition of retail sales from large business to residential and small business also offset the effect of lower volumes.

•	Retail electricity customer counts at December 31, 2005 declined 8% from December 31, 2004. Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 8%.

Wholesale electricity revenues grew $921 million, or 49%, to $2.8 billion reflecting $777 million in higher prices due to the effect of increased natural gas prices on wholesale electricity prices and $144 million due to an 8% increase in sales volumes. The wholesale sales volume increase was driven by a shift in the composition of the customer base from retail to wholesale and weather-related increases in wholesale demand.

The increase in other revenues of $12 million primarily reflected higher retail (business customers) gas revenues due to increased natural gas prices, partially offset by the effect of no longer providing customer care support to TXU Gas after the first half of 2004 and the sale of TXU Fuel in June 2004.

Net losses from hedging and risk management activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, totaled $164 million in 2005 and $103 million in 2004. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$133 million in net realized losses associated with hedges entered into in prior years (largely 2003), the offsetting effects of which are reported in revenues and fuel and purchased power costs. This amount includes $88 million in losses related to cash flow hedges, which had been recognized in other comprehensive income;

•	$84 million reversal of net unrealized gains previously recognized on power positions settled in the current period, the offsetting effects of which are reported in revenues and fuel and purchased power costs;

•	$79 million in net realized gains on settlement of commodity trading positions, including some proprietary trading activity, largely entered into in 2005 and relating primarily to natural gas; and

•	$31 million of unrealized ineffectiveness losses relating to cash flow hedges.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$9,327	100%	$8,495	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	5,320	57%	5,265	62%
Generation plant operating costs	667	7%	704	8%
Depreciation and amortization	309	3%	327	4%

Gross margin	$3,031	33%	$2,199	26%

Gross margin is considered a key operating metric as it measures the effect of the change in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver energy. Operating costs relate directly to generation plants. Depreciation and amortization expense included in gross margin relates to assets that are directly used in the generation of electricity.

Gross margin increased $832 million, or 38%, to $3.0 billion in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as the continued improved productivity of the baseload plants, in an environment of increasing wholesale power prices. The increased wholesale power prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes.

Gross margin as a percent of revenues increased 7 percentage points to 33%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 20%, and the average wholesale sales price per MWh rose 38%;

•	improved production efficiency in lignite/coal-fired generation operations and lower cost per ton of purchased coal resulting in a 8% decline in baseload fuel costs per MWh;

•	a 19% decrease in planned and unplanned lignite/coal-fired plant outage days;

•	a favorable mix shift in the composition of supply from purchased power to baseload generation; and

•	a favorable mix shift in the composition of retail sales from large business to residential,

partially offset by:

•	a 29% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices;

•	an 11% increase in delivery fees per MWh;

•	decreased nuclear generation plant output due to two planned refueling outages in 2005 compared to one in 2004; and

•	an unfavorable mix shift in the composition of total sales from retail to wholesale.

Operating costs decreased $37 million, or 5%, to $667 million in 2005. The decline reflected:

•	$30 million in lower benefits expense including $13 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

•	the absence of $18 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	a $17 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004; and

•	the absence of $8 million of costs associated with the TXU Fuel business sold in June 2004,

partially offset by:

•	$25 million in higher maintenance costs associated with planned nuclear unit outages in 2005, reflecting two outages in 2005 and one outage in 2004; and

•	$15 million in supplier credits recorded in 2004.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $37 million, or 11%, to $313 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction. The decrease also reflected a $13 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expenses decreased by $145 million, or 22%, to $522 million in 2005. The decline reflected:

•	a net $64 million decline due to cost reduction initiatives, including the effect of the Capgemini outsourcing agreement;

•	$41 million in reduced incentive compensation expense including a $15 million one-time incentive compensation program in wholesale operations in 2004;

•	$38 million in lower bad debt expense as a result of refining and consistently applying credit and collection policies; and

•	an $11 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 as discussed above (Also see Note 11 to Financial Statements), partially offset by $14 million in higher consulting expense primarily related to development and implementation of the TXU Operating System to improve efficiency of generation plant and mining operations.

Other income totaled $64 million in 2005 and $110 million in 2004. Other deductions totaled $15 million in 2005 and $610 million in 2004. See Note 16 to Financial Statements for additional detail.

Interest income increased by $39 million to $70 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $40 million, or 11%, to $393 million in 2005. The increase reflected $26 million due to higher average interest rates and $14 million due to higher average debt levels.

The effective income tax rate was 32.5% in 2005 and 28.4% in 2004. The increase reflects the effect of ongoing relatively fixed tax benefits of lignite depletion allowances and amortization of investment tax credits on a significantly higher 2005 income base. The 2005 effective income tax rate also reflects a $29 million credit for the reversal of previously established tax reserves due to current period events, partially offset by $10 million in additional tax expense related to settlement of the IRS audit for the 1994 to 1996 tax years.

Income from continuing operations increased $1.0 billion to $1.4 billion in 2005 driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

Loss from discontinued operations (see Note 4 to Financial Statements) was $8 million in 2005 compared to $34 million in 2004. The 2005 loss reflected a $4 million after-tax charge representing an estimated working capital adjustment related to the Pedricktown sale transaction and a $2 million after-tax charge related to a litigation settlement.

2004 compared to 2003

Operating revenues increased $509 million, or 6%, to $8.5 billion in 2004. Retail electricity revenues decreased $114 million, or 2%, to $6.4 billion.

•	The retail revenue decline reflected a $781 million decrease attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and milder weather primarily in the summer, partially offset by a $667 million increase due to higher average pricing. Lower business market volumes also reflected a strategy to target higher margin customer segments. Higher pricing reflected increased price-to-beat rates, reflecting regulatory-approved fuel factor increases and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	Retail electricity customer counts at December 31, 2004 declined 2.3% from December 31, 2003.

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

The majority of TXU Energy Holdings’ natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of gas purchases for generation and retail gas sales to business customers. Effective October 1, 2003, these sales are reported gross in accordance with an accounting rule change and totaled $126 million in revenues for the first nine months of 2004. The increase in other revenues of $128 million to $342 million in 2004 was primarily driven by this change.

Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $133 million from a net gain of $30 million in 2003 to a net loss of $103 million in 2004. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $109 million in net losses in 2004 and $100 million in net losses in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. The decline included:

•	$22 million in mark-to-market losses associated with required 2004 capacity auctions;

•	$19 million in increased reserves, primarily reflecting the release in 2003 of liquidity reserves related to retail contracts settled;

•	$26 million of increased cash flow hedge ineffectiveness losses;

•	$34 million of gas storage and retail gas business margin in 2003, primarily related to businesses sold in late 2003; and

•	$18 million due to a favorable settlement with a counterparty in 2003.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue
Operating revenues	$8,495	100%	$7,986	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	5,265	62%	5,117	64%
Operating costs	704	8%	685	8%
Depreciation and amortization	327	4%	368	5%

Gross margin	$2,199	26%	$1,816	23%

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

Operating costs increased $19 million, or 3%, to $704 million in 2004. The increase reflected:

•	$30 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility and planned lignite/coal plant outages;

•	$11 million in higher incentive compensation expense;

•	an increase of $4 million in ad valorem taxes due to higher gas prices; and

•	a $4 million increase in property insurance premiums,

partially offset by:

•	a decline of $16 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues); and

•	$14 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production).

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

SG&A expenses increased by $31 million, or 5%, to $667 million. The increase reflected:

•	$72 million in higher incentive compensation expense due to improved performance of the business and achievement of certain targets related to trading activities,

partially offset by:

•	$24 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	$8 million from various cost reduction initiatives; and

•	$4 million in reduced marketing costs outside the historical service territory.

Other income totaled $110 million in 2004 and $48 million in 2003. Other deductions totaled $610 million in 2004 and $22 million in 2003. See Note 16 to Financial Statements for additional detail.

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

Loss from discontinued operations (see Note 4 to Financial Statements) was $34 million in 2004 compared to $18 million in 2003. The 2004 loss reflected a $17 million after-tax impairment charge related to the Pedricktown, New Jersey generation facility, a $6 million after-tax charge to settle a contract dispute in the strategic retail services business and $6 million after-tax in costs to complete various strategic retail energy services contracts.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2005, 2004 and 2003. The net changes in these assets and liabilities, excluding “cumulative effect of change in accounting principle” and “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to hedge accounting. For the 2005 period, this effect totaled $9 million in unrealized net gains ($32 million in net gains on open positions less $23 million in reversals of net gains recognized in prior periods.) These positions consist largely of economic hedge transactions, but also include some proprietary trading.

	2005	2004	2003
Net commodity contract asset at beginning of period	$23	$108	$316
Cumulative effect of change in accounting principle (1)	—	—	(75)
Settlements of positions included in the opening balance (2)	(23)	(61)	(145)
Unrealized mark-to-market valuations of positions held at end of period (3)	32	(29)	9
Other activity (4)	(88)	5	3

Net commodity contract asset (liability) at end of period	$(56)	$23	$108

(1)	Represents a portion of the pretax cumulative effect of the rescission of EITF 98-10. See Note 3 to Financial Statements.
(2)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period, to offset realized gains and losses upon settlement.
(3)	Includes $15 million in gains recorded in 2005 at the inception of a contract.
(4)	These amounts do not arise from mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received and related amortization. Also includes $75 million of natural gas received in 2005 related to physical swap transactions and a $12 million charge related to nonperformance by a coal contract counterparty.

The decline in net commodity contract positions since 2003 reflects an accounting rule change issued in 2003 that limited mark-to-market accounting to contracts that met the definition of a derivative. Certain energy contracts previously marked-to-market were not derivatives (see Note 3 to Financial Statements). The decline also reflected reduced trading activities following the sale of retail gas operations outside of Texas in 2003 and the use of normal and cash flow hedge designations in the remaining contract portfolio.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows:

	2005	2004	2003
Unrealized gains/(losses) related to commodity contract positions	$9	$(90)	$(136)
Ineffectiveness gains/(losses) related to cash flow hedges (a)	(27)	(19)	36

Total unrealized losses related to commodity contracts	$(18)	$(109)	$(100)

(a)	See Note 14 to Financial Statements.

These amounts are included in the “hedging and risk management activities” component of revenues.

Maturity Table — Included in the net commodity contract liability above at December 31, 2005 is a net asset of $36 million representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings. More than offsetting this net asset is a net liability of $92 million included in the December 31, 2005 balance sheet that is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including amounts related to natural gas physical swap transactions, as well as option premiums net of amortization. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of December 31, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract assets at December 31, 2005
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$40	$100	$17	$—	$157
Prices provided by other external sources	(87)	(46)	(25)	—	(158)
Prices based on models	36	1	—	—	37

Total	$(11)	$55	$(8)	$—	$36

Percentage of total fair value	(31)%	153%	(22)%	—%	100%

As the above table indicates, 122% of the net unrealized mark-to-market valuation gains at December 31, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT extend through 2006 and 2010, depending upon delivery point, and for natural gas generally extend through 2010. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME — Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Year Ended December 31,
	2005	2004	2003
Net change in fair value of hedges held at end of period – gains/(losses):
Commodities	$(47)	$(75)	$(21)
Financing – interest rate swaps	—	—	—

	(47)	(75)	(21)

Losses related to settled hedges – effects reported in net income:
Commodities	64	21	46
Financing – interest rate swaps	6	6	5

	70	27	51

Effect of cash flow hedges reported in other comprehensive income related to continuing operations	$23	$(48)	$30

TXU Energy Holdings has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings.

Other comprehensive income also included adjustments related to minimum pension liabilities. Minimum pension liability adjustments were a gain of $11 million ($7 million after-tax) in 2005, a gain of $11 million ($7 million after-tax) in 2004 and a gain of $37 million ($25 million after-tax) in 2003. The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability recorded under SFAS 87. The recording of the minimum pension liability did not affect TXU Energy Holdings’ financial covenants in any of its credit agreements. Changes in minimum pension liability adjustments reflect fluctuating returns on the plans’ investments.

See also Notes 11 and 14 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities increased $755 million, or 68%, to $1.9 billion in 2005. The improvement was driven by higher earnings partially offset by higher income tax payments to TXU Corp. as well as unfavorable accounts payable changes due primarily to higher purchased power volumes in 2004 on higher retail sales volumes.

Cash flows provided by operating activities for 2004 decreased $251 million to $1.1 billion compared to 2003. The decrease reflected unfavorable working capital (accounts receivable, accounts payable and inventories) changes of $207 million (including $168 million in decreased funding under the accounts receivable sale program), $133 million in higher tax payments and $77 million in higher interest payments, partially offset by the effect of $102 million in 2003 payments related to counterparty default events and the termination and liquidation of outstanding positions and improved earnings in 2004. The unfavorable working capital changes were due largely to the effect of higher collections in 2003 following billing delays experienced during the transition to competition.

Cash flows used in financing activities were $104 million in 2005, $337 million in 2004 and $1,458 million in 2003. The drivers of the $233 million decrease in cash used in financing activities from 2004 to 2005 and the $1,121 million decrease from 2003 to 2004 are summarized in the table below:

	Year Ended December 31,
	2005	2004	2003
Cash used in financing activities:
Net issuances of borrowings, including premiums and discounts	$629	$365	$791
Advances from affiliates	—	—	(1,329)
Decrease in note payable to TXU Electric Delivery	(40)	(2)	(170)
Distributions paid to parent	(700)	(700)	(750)
Excess tax benefit on stock-based compensation	7	—	—

Total	$(104)	$(337)	$(1,458)

Cash flows used in investing activities were $1.8 billion in 2005, $704 million in 2004 and $491 million in 2003. The table below details the business activities impacting the investing cash flows:

	Year Ended December 31,
	2005	2004	2003
Cash used in investing activities:
Capital expenditures, including nuclear fuel	$(366)	$(368)	$(207)
Sale of retail commercial/industrial gas operations	—	—	14
Proceeds from sale of assets, including land	65	29	10
Advances to affiliates	(1,509)	(363)	(289)
Net investments in nuclear decommissioning trust fund securities	(15)	(15)	(15)
Other	3	13	(4)

Total	$(1,822)	$(704)	$(491)

The decrease in capital expenditures in 2005 was due to timing of nuclear fuel purchases largely offset by an increase in spending for generation projects. The $161 million increase in capital expenditures in 2004 was driven by increased spending on generation projects and security improvements.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $59 million, $64 million and $62 million for 2005, 2004 and 2003, respectively. This difference represents amortization of nuclear fuel, which is reported as fuel, purchased power costs and delivery fees in the statement of income consistent with industry practice.

Capital Allocation — TXU Energy Holdings is subject to TXU Corp.’s capital allocation model that governs the allocation of operating cash flow and the deployment of growth capital. Under the current model as it applies to TXU Energy Holdings, TXU Corp. intends to prioritize cash flows from operations and asset sales in the following order:

•	First, to preserve and enhance the quality of customer service and production and delivery reliability. Capital expenditures for 2006 are expected to total $1.1 billion for TXU Energy Holdings’ construction cost of two new lignite/coal-fired generation facilities and ongoing upgrades to its generation fleet;

•	Second, to consider growth capital, or reinvestments, in the business, but in each case, subject to strict investment criteria; and

•	Third, to maintain balance sheet strength, financial flexibility and strong credit metrics.

New Generation Plants — In July 2005, TXU Energy Holdings filed an application for an air permit with the TCEQ for a proposed 1,720-MW lignite/coal-fired power plant in Robertson County, Texas approximately 30 miles northwest of the Bryan-College Station area. TXU Energy Holdings currently expects to proceed with the project, with construction beginning as early as 2006, and the facility operational around 2009 or 2010. Total cost of the project is estimated to be $1.9 billion over the next four to five years. In October 2005, the Governor of the State of Texas issued Executive Order RP49 that instructed the TCEQ to prioritize and expedite the processing of environmental permits for power plants using Texas natural resources and that the subsequent administrative hearing and proposal for decision must be completed in no more than six months. In addition, TXU Energy Holdings signed a letter of intent for the development of a new 600 MW lignite/coal-fired unit adjacent to the site of TXU Power’s current Sandow generation plant in Texas. Total cost of the project, which is projected to be operational in 2008 or 2009, is estimated to be $700 million over the next three to five years.

Capital Resources — During 2006, TXU Energy Holdings will need to fund ongoing working capital requirements and $401 million of debt maturities. TXU Energy Holdings has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities, commercial paper or the issuance of long-term debt or other securities.

Long-term Debt Activity — During 2005, TXU Energy Holdings issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances (a)	Retirements
TXU Energy Holdings:
Pollution control revenue bonds	$180	$39
Other long-term debt	—	32

Total	$180	$71

(a)	Excludes $95 million principal amount related to the rail spur lease entered into in 2005.

See Note 6 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

Credit Facilities — At March 1, 2006, TXU Energy Holdings had access to credit facilities totaling $5.0 billion of which $3.8 billion was unused. The facilities expire on various dates between June 2008 and June 2010. The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively. These credit facilities are used for working capital and general corporate purposes. See Note 5 to Financial Statements for details of the arrangements.

Capitalization — The capitalization ratios of TXU Energy Holdings at December 31, 2005, consisted of long-term debt (less amounts due currently) of 38.5%, preferred membership interests held by affiliates (net of unamortized discount balance of $222 million) of 6.7% and common membership interests of 54.8%.

Short-term Borrowings — At December 31, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings under the credit facilities of $440 million and commercial paper of $306 million at a weighted average interest rate of 4.70%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

In November 2005, TXU Energy Holdings reentered the commercial paper market through its existing commercial paper program. The commercial paper program funds short-term liquidity requirements and allows TXU Energy Holdings to issue up to $2.4 billion of commercial paper. The program is supported by existing credit facilities.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Holdings under the program totaled $582 million and $411 million at December 31, 2005 and 2004, respectively. See Note 5 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Commodity Price Risk Management Program — As discussed in Management’s Discussion & Analysis above under “Key Challenges and Initiatives,” TXU Energy Holdings has been supplementing its hedging and risk management portfolio with market instruments that are expected to reduce exposure to changes in natural gas prices over the next five years. This program could result in an increased demand on liquidity due to the potential need to post collateral with commodity contract counterparties in the event natural gas prices increase. Such collateral can be in the form of cash or letters of credit. As part of its ongoing credit and cash management practices, TXU Energy Holdings seeks to optimize the deployment of cash and/or letters of credit in managing this program. For each $1.00 per MMBtu increase in natural gas prices and assuming all the transactions in the program relied on cash-based collateral, TXU Energy Holdings could be required to post up to approximately $400-450 million in additional cash collateral.

Commodity Contract Collateral Received — TXU Energy Holdings has the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held by TXU Energy Holdings in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under its credit facilities. As of December 31, 2005, TXU Energy Holdings held collateral from counterparties in the form of cash of $357 million. Counterparties may elect to convert the cash collateral to letters of credit at their discretion.

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

In June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.” The one level downgrade of TXU Energy Holdings by S&P resulted in approximately $50 million of cash collateral requirements.

These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Energy Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2005, TXU Energy Holdings was in compliance with all such applicable covenants.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building. In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit of approximately $109 million at December 31, 2005 would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $53 million in remaining lease payments (principal amount as of December 31, 2005), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the interest in the lease, assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post $145 million in addition to existing collateral requirements as of December 31, 2005. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $54 million at December 31, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral, but as of December 31, 2005 there was no exposure and no requirement to post collateral.

Other arrangements of TXU Energy Holdings, including credit facilities and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Energy Holdings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Energy Holdings’ contractual cash obligations as of December 31, 2005 (see Notes 6 and 8 to Financial Statements for additional disclosures regarding these obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$400	$250	$—	$2,694	$3,344
Long-term debt – interest (a)	184	351	328	2,026	2,889
Operating and capital leases (b)	62	128	124	467	781
Obligations under commodity purchase and services agreements (c)	3,027	2,330	800	1,114	7,271

Total contractual cash obligations (d)	$3,673	$3,059	$1,252	$6,301	$14,285

(a)	Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2005.
(b)	Includes short-term noncancelable leases.
(c)	Includes capacity payments, gas take-or-pay contracts, coal contracts, business services outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2005 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.
(d)	Table does not include estimated 2006 funding of the pension and other postretirement benefits plans totaling approximately $249 thousand.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•	individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty; and

•	employment contracts with management.

Guarantees — See Note 8 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 5 to Financial Statements.

Also see Note 8 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

REGULATION AND RATES

See Note 15 to Financial Statements for discussion of price-to-beat rates and other matters related to the Texas electric industry restructuring legislation.

Price-to-Beat Rates — TXU Energy Holdings implemented two retail price-to-beat rate increases in 2005. The first was implemented in May and raised the average monthly residential bill by 10%.

Prior to filing for its second 2005 adjustment to its price-to-beat rates, TXU Energy Holdings engaged in extensive informal discussions with commissioners, Commission staff and the statutory consumer advocate Office of Public Counsel (OPC) regarding their perception of a gas price “bubble” resulting from Hurricane Katrina in relation to the Fuel Factor Adjustment within the price-to-beat rate calculation. TXU Energy Holdings was successful in advocating that there was no need for a moratorium on fuel factor adjustments, and reached an agreement with the Commission Staff and OPC that allowed a two-step implementation of a fuel adjustment in its price-to-beat rates. The filing for an increase in the price-to-beat rate was subsequently approved on October 28, 2005. In accordance with the agreement, TXU Energy Holdings voluntarily implemented an across-the-board discount for all price-to-beat rate customers through the end of 2005. The discount resulted in a price equivalent to rates based on natural gas prices in the week prior to Hurricane Katrina making landfall on the Gulf Coast, or $9.743 per MMBtu. The discounted price-to-beat rate increase raised the average monthly residential bill by 12%. The discount expired on December 31, 2005. The undiscounted price-to-beat rate increase that became effective on January 1, 2006 reflects the commodity price level of $11.534 per MMBtu as of the October filing and raised the average monthly residential bill by an additional 12%. The January 1, 2006 adjustment, under the terms of the agreement, did not count as one of the two allowed 2006 adjustments because it simply represents the expiration of the discount, not another increase in the fuel factor component of the price-to-beat rate.

In October 2005 TXU Energy Holdings announced a voluntary program to not increase the price-to-beat rate for the entire first quarter of 2006 for all residential and small business customers in TXU Energy Holdings’ historical service territory. This program took effect subsequent to the undiscounted price-to-beat rate increase that became effective in January 2006 as discussed immediately above.

In December 2005, the Commission staff issued an extensive list of questions regarding the price-to-beat rate mechanism, including the transition away from the price-to-beat rate on January 1, 2007. TXU Energy Holdings was instrumental in forming a coalition including almost all of the major retail electric providers in Texas. The coalition drafted and submitted comments to the Commission detailing the public policy and legal reasons that the price-to-beat rate-setting methodology should remain unchanged through 2006 and then expire as scheduled on January 1, 2007. Certain parties have submitted proposals to the Commission for other models, and Commission staff may address the issues over the next several months. In addition, a hearing held in late 2005 by the Texas House Committee on Regulated Industries (Committee) focused on the effects of retail competition in the Texas electric market. Although the testimony generally praised the market structure, Committee members expressed some concern regarding retail electric prices and whether competition is producing better prices than regulation. The commissioners expressed continuing support for competition, as did the major competitive retailers. In February 2006, in response to a Committee member’s request, the Commission released its study of retail electric prices, in which it concluded that competition has provided lower prices than regulation would have in each of the years 2002, 2003, 2004 and 2005. The Commission also concluded that the price-to-beat rates of TXU Energy Holdings and Reliant Energy were lower in each of those years than regulated rates would have been. One or more additional hearings may occur in 2006.

ERCOT Market Legislative Issues — PURA and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session, which now stands adjourned. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also created a new independent market monitor in ERCOT. TXU Energy Holdings cannot predict the outcome of resultant Commission rulemakings or other regulatory proceedings related to SB 408.

In addition to the general session, the 79th Texas Legislature completed two special sessions called by the governor to consider school finance and associated tax provisions along with various other matters. During these sessions the Legislature was unable to reach consensus on the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard (RPS) in ERCOT. The existing Texas RPS called for the addition of 2,000 MW of new renewable resources in Texas by 2009. The new RPS passed by the Legislature in special session increases the amount of new renewable resources in Texas by an additional 3,000 MW to 5,000 MW by 2015. At this time, TXU Energy Holdings is unable to quantify the impact of the extension and expansion of the RPS on its future operations. Because the Legislature was not successful in resolving the school finance issues, TXU Energy Holdings anticipates another special session of the Legislature in 2006. Although the primary focus of the special session would again be school finance, it is possible that the Legislature will take up other matters, as it did during the prior special sessions. TXU Energy Holdings cannot predict whether industry-related legislation will be introduced, or whether such legislation, if introduced, would be passed.

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on or about January 1, 2009. In light of this decision, ERCOT has filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. A contested case proceeding to evaluate and either approve these protocols or approve them with revisions is currently underway at the Commission. A decision in this case is expected in early 2006. At this time, TXU Energy Holdings is unable to predict the impact of the proposed nodal wholesale market design on its operations.

Energy Policy Act — The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act, among other things, repealed the Public Utility Holding Company Act (PUHCA) as of February 8, 2006 and extended the Price-Anderson Act for twenty years. Among other matters, PUHCA had limited the operations and ownership of public utilities to contiguous geographical areas in the US and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. The FERC has adopted rules implementing PUHCA repeal and has initiated additional rulemakings to implement various other provisions of the Energy Policy Act. The Price-Anderson Act provides financial protection for the public in the event of a significant power plant incident by setting the statutory limit of public liability for a single nuclear incident and requiring nuclear power plant operators to provide financial protection for that limit. As rules are enacted with respect to implementation and interpretation of the new law, TXU Energy Holdings will assess the expected effects of the bill on its businesses.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Energy Holdings may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Energy Holdings is exposed to in the ordinary course of business. TXU Energy Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. TXU Energy Holdings enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities.

RISK OVERSIGHT

TXU Energy Holdings’ wholesale business manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

In managing energy price risk, TXU Energy Holdings enters into a variety of market transactions including, but not limited to, short- and long-term physical contracts, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. TXU Energy Holdings’ wholesale operations incorporate hedging activities, the structuring of long-term contractual arrangements as well as proprietary trading. The operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are closed out. TXU Energy Holdings strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Natural Gas Price & Market Heat Rate Exposure — See discussion in Management’s Discussion & Analysis above under “Key Challenges and Initiatives.”

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

	December 31,
	2005	2004
Period-end MtM VaR:	$19	$20
Average Month-end MtM VaR:	$20	$20

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

	December 31,
	2005	2004
EaR	$32	$24
CFaR	$71	$116

INTEREST RATE RISK

The table below provides information concerning TXU Energy Holdings’ financial instruments as of December 31, 2005 and 2004 that are sensitive to changes in interest rates. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases, the effects of unamortized premiums and discounts are excluded from the table. See Note 6 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
	(million of dollars, except percentages)
	2006	2007	2008	2009	2010	There- After	2005 Total Carrying Amount	2005 Total Fair Value	2004 Total Carrying Amount	2004 Total Fair Value
Long-term debt (including current maturities)
Fixed rate debt amount (a)	$—	$—	$250	$—	$—	$2,249	$2,499	$2,610	$2,458	$2,637
Average interest rate		—	6.13%	—	—	6.42%	6.39%	—	6.40%	—
Variable rate debt amount	$400	$—	$—	$—	$—	$445	$845	$790	$775	$714
Average interest rate	4.92%	—	—	—	—	3.70%	4.28%	—	2.33%	—
Exchangeable preferred membership interests
Fixed rate	$—	$—	$—	$—	$—	$750	$750	$750	$750	$750
Average interest rate	—	—	—	—	—	9.00%	9.00%	—	9.00%	—
Interest rate swaps
Fixed to variable swaps:
Debt amount	$—	$—	$250	$—	$—	$—	$250	$(8)	$250	$(5)
Average pay rate	—	—	7.61%	—	—	—	7.61%	—	4.85%	—
Average receive rate	—	—	6.13%	—	—	—	6.13%	—	6.13%	—

(a)	Reflects the maturity date and not the remarketing date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 6 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Energy Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Energy Holdings has standardized documented processes for monitoring and managing its credit exposure including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Energy Holdings. Additionally, TXU Energy Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Energy Holdings’ gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $3.3 billion at December 31, 2005.

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

Most of the remaining trade accounts receivable is with large business customers and wholesale counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2005, is $2.0 billion net of standardized master netting contracts and agreements that provide the right of set-off of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.4 billion. Of this amount, approximately 78% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Energy Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Energy Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $103 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with a put option described in Note 12 to Financial Statements. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S. A.

The following table presents the distribution of credit exposure as of December 31, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,518	$457	$1,061	$787	$114	$160	$1,061
Noninvestment grade	474	175	299	273	26	—	299

Totals	$1,992	$632	$1,360	$1,060	$140	$160	$1,360

Investment grade	76%	72%	78%
Noninvestment grade	24%	28%	22%

TXU Energy Holdings had credit exposure to three counterparties each having an exposure greater than 10% of the net exposure of $1.4 billion at December 31, 2005. These three counterparties represent 10%, 12% and 13% of the net exposure, respectively. TXU views its exposure with these three counterparties to be within an acceptable level of risk tolerance. Additionally, approximately 78% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy Holdings does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Holdings contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Energy Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Energy Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC and the NRC, with respect to:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Energy Holdings’ ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	unanticipated changes in market heat rates in the Texas electricity market;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Energy Holdings’ financial instruments;

•	changes in technology used by and services offered by TXU Energy Holdings;

•	significant changes in TXU Energy Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Energy Holdings; and

•	actions by credit rating agencies.

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

The management of TXU Energy Company LLC is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management’s authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Energy Company LLC’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2005, TXU Energy Company LLC’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TXU Energy Company LLC and its subsidiaries and to issue their report thereon.

/s/ M. S. Greene	/s/ Kirk R. Oliver
M. S. Greene, Chairman of the Board, President and Chief Executive	Kirk R. Oliver, Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of TXU Energy Company LLC:

We have audited the accompanying consolidated balance sheets of TXU Energy Company LLC and subsidiaries (TXU Energy Holdings) as of December 31, 2005 and 2004, and the related statements of consolidated income, comprehensive income, cash flows and membership interests for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the TXU Energy Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The TXU Energy Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the TXU Energy Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Energy Holdings as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Financial Statements, TXU Energy Holdings changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, effective October 1, 2004.

As discussed in Note 3 to the Notes to Financial Statements, TXU Energy Holdings changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective January 1, 2003.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2006

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2005	2004	2003
	millions of dollars
Operating revenues	$9,327	$8,495	$7,986

Costs and expenses:
Fuel, purchased power costs and delivery fees	5,320	5,265	5,117
Operating costs	667	704	685
Depreciation and amortization	313	350	407
Selling, general and administrative expenses	522	667	636
Franchise and revenue-based taxes	114	117	124
Other income	(64)	(110)	(48)
Other deductions	15	610	22
Interest income	(70)	(31)	(8)
Interest expense and related charges	393	353	323

Total costs and expenses	7,210	7,925	7,258
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	2,117	570	728

Income tax expense	687	162	231

Income from continuing operations before cumulative effect of changes in accounting principles	1,430	408	497

Loss from discontinued operations, net of tax effect	(8)	(34)	(18)
Cumulative effect of changes in accounting principles, net of tax effect	(8)	4	(58)

Net income	$1,414	$378	$421

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	millions of dollars
Components related to continuing operations:
Income from continuing operations before cumulative effect of changes in accounting principles	$1,430	$408	$497
Other comprehensive income (loss), net of tax effects
Minimum pension liability adjustments (net of tax expense of $4, $4 and $12)	7	7	25
Cash flow hedges:
Net change in fair value of derivatives held at end of period (net of tax benefit of $24, $40 and $12)	(47)	(75)	(21)
Amounts related to derivatives settled during the year (net of tax expense of $38, $14 and $28), the effects of which were reported in net income	70	27	51

Total cash flow hedges	23	(48)	30

Comprehensive income related to continuing operations	1,460	367	552

Comprehensive loss related to discontinued operations	(8)	(34)	(18)

Cumulative effect of changes in accounting principles, net of tax effect	(8)	4	(58)

Comprehensive income	$1,444	$337	$476

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	millions of dollars
Cash flows — operating activities
Income from continuing operations before cumulative effect of changes in accounting principles	$1,430	$408	$497
Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	372	414	469
Bad debt expense	53	91	114
Deferred income taxes and investment tax credits – net	656	—	11
Losses on early extinguishment of debt	—	1	—
Net gain from sale of assets	(42)	(107)	(45)
Net losses from unrealized mark-to-market valuations of commodity contracts	18	109	100
Asset writedown charges	11	191	—
Lease impairment charge (credit)	(16)	180	—
Changes in retail clawback liability	(63)	(79)	(12)
Stock-based compensation expense	12	25	10
Amortization of losses on dedesignated cash flow hedges	10	9	8
Amortization of gain on dedesignated fair value hedges	(2)	(1)	—
Charge for contract counterparty nonperformance	12	—	—
Net equity loss from unconsolidated affiliates	7	5	—
Changes in operating assets and liabilities:
Affiliate accounts receivable/payable – net	—	(21)	(41)
Accounts receivable – trade	(259)	(197)	197
Impact of sale of accounts receivable program	171	(93)	75
Inventories	(36)	20	(58)
Accounts payable – trade	(67)	214	(43)
Margin deposits	61	34	25
Commodity contract assets and liabilities – net	76	(5)	24
Other net assets	(465)	34	(214)
Other net liabilities	(66)	(114)	252

Cash provided by operating activities	1,873	1,118	1,369

Cash flows — financing activities
Issuances of long-term debt	180	800	1,820
Retirements/repurchases of debt	(71)	(630)	(711)
Increase (decrease) in notes payable to banks	230	210	(282)
Issuance of commercial paper	306	—	—
Advances from affiliates	—	—	(1,329)
Decrease in note payable to TXU Electric Delivery related to a regulatory liability	(40)	(2)	(170)
Distribution paid to parent	(700)	(700)	(750)
Excess tax benefit on stock based compensation	7	—	—
Debt premium, discount, financing and reacquisition expenses	(16)	(15)	(36)

Cash used in financing activities	(104)	(337)	(1,458)

Cash flows — investing activities
Advances to affiliates	(1,509)	(363)	(289)
Capital expenditures	(309)	(281)	(163)
Nuclear fuel	(57)	(87)	(44)
Proceeds from sale of assets and businesses	65	29	24
Proceeds from sale of nuclear decommissioning trust fund securities	191	88	251
Investments in nuclear decommissioning trust fund securities	(206)	(103)	(266)
Other	3	13	(4)

Cash used in investing activities	(1,822)	(704)	(491)

Discontinued operations
Cash used in operating activities	(5)	(27)	(3)
Cash used in financing activities	—	—	(2)
Cash provided by investing activities	—	2	—

Cash used in discontinued operations	(5)	(25)	(5)

Net change in cash and cash equivalents	(58)	52	(585)

Cash and cash equivalents – beginning balance	70	18	603

Cash and cash equivalents – ending balance	$12	$70	$18

See Notes to Financial Statements

TXU ENERGY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2005	2004
	millions of dollars
Current assets:
Cash and cash equivalents	$12	$70
Restricted cash	8	6
Advances to parent	694	686
Trade accounts receivable – nonaffiliates	1,178	1,139
Receivables from affiliates	1,500	—
Income taxes receivable	361	—
Inventories	309	284
Commodity contract assets	1,603	546
Cash flow hedge and other derivative assets	63	4
Margin deposits related to commodity positions	247	65
Other current assets	244	125

Total current assets	6,219	2,925

Investments:
Restricted cash	—	15
Other investments	501	538
Property, plant and equipment — net	9,958	9,920
Goodwill	517	517
Commodity contract assets	338	315
Cash flow hedge and other derivative assets	68	4
Assets held for sale	—	17
Other noncurrent assets	205	222

Total assets	$17,806	$14,473

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes payable:
Commercial paper	$306	$—
Banks	440	210
Long-term debt due currently	401	31
Trade accounts payable – nonaffiliates	879	956
Trade accounts and other payables to affiliates	355	240
Commodity contract liabilities	1,481	491
Cash flow hedge and other derivative liabilities	260	113
Margin deposits related to commodity positions	357	115
Accrued income and other taxes	51	199
Other current liabilities	415	498

Total current liabilities	4,945	2,853

Accumulated deferred income taxes	2,800	1,876
Investment tax credits	326	342
Commodity contract liabilities	516	347
Cash flow hedge and other derivative liabilities	44	66
Notes or other liabilities due affiliates	406	386
Other noncurrent liabilities and deferred credits	833	1,269
Long-term debt, less amounts due currently	3,055	3,226
Exchangeable preferred membership interest, net of discount ($222 and $239)	528	511
Liabilities held for sale	—	6

Total liabilities	13,453	10,882

Contingencies (Note 8)
Membership interests (Note 7)	4,353	3,591

Total liabilities and membership interests	$17,806	$14,473

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2005	2004	2003
	millions of dollars
Membership interests:
Capital accounts:
Balance at beginning of year	$3,742	$4,109	$4,438
Net income	1,414	378	421
Distribution paid to parent	(700)	(700)	(750)
Transfer of TXU Fuel ownership to parent	—	(73)	—
Noncash contributions related to share-based compensation	18	28	—

Balance at end of year	4,474	3,742	4,109

Accumulated other comprehensive income, net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	(7)	(14)	(39)
Change during the year	7	7	25

Balance at end of year	—	(7)	(14)

Cash flow hedges:
Balance at beginning of year	(144)	(96)	(126)
Change during the year	23	(48)	30

Balance at end of year	(121)	(144)	(96)

Total membership interests	$4,353	$3,591	$3,999

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

TXU Energy Holdings is a wholly-owned subsidiary of TXU Corp. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas. There are no reportable business segments within TXU Energy Holdings.

Basis of Presentation — The consolidated financial statements of TXU Energy Holdings have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2004 Form 10-K/A, except for the changes in composite depreciation rates discussed below under “Property, Plant and Equipment.” All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Discontinued Businesses — Note 4 presents detailed information regarding discontinued operations. The consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

Use of Estimates — Preparation of TXU Energy Holdings’ financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Derivative Instruments and Mark-to-Market Accounting — TXU Energy Holdings enters into contracts for the purchase and sale of energy, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under SFAS 133, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless the criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting. Under the exception criteria of SFAS 133, TXU Energy Holdings may elect the “normal” purchase and sale exemption; further, TXU Energy Holdings may designate derivatives as a cash flow or fair value hedge. A derivative contract may be designated as a “normal” purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If designated as normal, the derivative is not marked-to-market.

A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a forecasted sale of power in the future at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income to the extent the hedges are effective. Amounts remain in other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the underlying transactions (hedged items) settle and affect earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the underlying asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is recognized in net income in the current period. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. The “short-cut” method under SFAS 133 allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met. If all short-cut conditions are met, then the hedge results in no ineffectiveness gains and losses, as the hedge is considered 100% effective, and no future effectiveness testing is required. See Notes 6 and 14 for additional details concerning hedging activity.

Revenue Recognition — TXU Energy Holdings records revenue from electricity sales under the accrual method of accounting. Revenues are recognized when electricity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value provided from the meter reading date to the end of the period (unbilled revenue).

Realized and unrealized gains and losses from transacting in energy-related instruments, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. Gains and losses are defined as realized when a transaction is settled. Mark-to-market gains and losses are termed unrealized. See discussion above under “Derivative Instruments and Mark-to-Market Accounting.”

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

Investments — Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Energy Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 12).

Property, Plant and Equipment — Properties are stated at original cost. The cost of property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs.

Depreciation of TXU Energy Holdings’ property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation includes the effect of asset retirement obligations as prescribed by SFAS 143 and the impacts of FIN 47 (see Note 3), which was adopted by TXU Energy Holdings in 2005. As is common in the industry, TXU Energy Holdings records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful life.

Effective January 1, 2005, the estimated depreciable lives of lignite/coal-fired generation facilities were extended from fifty years to sixty years to better reflect their useful lives, resulting in lower (as compared to the 2004 period) depreciation expense for the year ended December 31, 2005 of $13 million ($8 million after-tax).

Effective January 1, 2004, the estimated depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction (as compared to the 2003 period) in depreciation expense of $44 million ($29 million after-tax) in 2004.

Effective April 1, 2003, the estimated depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction (as compared to the 2003 period) in depreciation expense of an additional $12 million ($8 million after-tax) in 2004.

Inventories — Inventories, including environmental energy credits and emission allowances, are carried at weighted average cost. All inventories are reported at the lower of cost or market, unless expected to be used in the generation of electricity.

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

Major Maintenance — Major maintenance costs related to baseload plant outages, as well as the costs of other major maintenance programs, are charged to expense as incurred.

Amortization of Nuclear Fuel — Amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is reported as fuel costs.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans — TXU Energy Holdings is a participating employer in the TXU Corp. sponsored pension plan, offering benefits through either a defined benefit pension plan or cash balance plan. TXU Energy Holdings also participates with TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. TXU Energy Holdings accounts for pension and other postretirement benefits costs in accordance with SFAS 87 and SFAS 106. Reported costs of providing noncontributory pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 11 for information regarding retirement plans and other postretirement benefits).

Franchise and Revenue-Based Taxes — Franchise and gross receipt taxes are not a “pass through” item such as sales and excise taxes. These taxes are assessed to TXU Energy Holdings by state and local government bodies, based on revenues, as a cost of doing business and are recorded as an expense. Rates charged to customers by TXU Energy Holdings are intended to recover the taxes, but TXU Energy Holdings is not acting as an agent to collect the taxes from customers.

Income Taxes — TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

TXU Corp. accounts for positions taken on tax returns based on the probable liability approach consistent with SFAS 5.

Cash Equivalents — For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Changes in Accounting Standards — There are no recently issued accounting standards effective after December 31, 2005 that are expected to materially impact TXU Energy Holdings.

2. RESTRUCTURING ACTIONS IN 2004

During 2004, senior management reviewed TXU Corp.’s operations and implemented a restructuring plan to restore financial strength, drive performance improvement and allocate capital in a disciplined and efficient manner.

The restructuring activities resulted in unusual charges impacting TXU Energy Holdings’ 2004 earnings, summarized as follows and discussed below in more detail:

	Income Statement Classification	Charge/(Credit) to Earnings
		Pretax	After-tax
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination charge	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)

Total		$521	$339

In addition, income from discontinued operations in 2004 included a $17 million after-tax charge related to the disposition of the Pedricktown, New Jersey generation business. See Note 4.

Following is a discussion of major activities associated with the restructuring plan affecting income from continuing operations:

Capgemini Outsourcing Agreement

In May 2004, TXU Energy Holdings entered into a services agreement with Capgemini Energy LP (Capgemini). Under the ten-year agreement, over 2,500 employees (including approximately 1,100 from TXU Energy Holdings) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 21 months of their transfer to Capgemini. Accordingly, TXU Energy Holdings recorded a $27 million ($18 million after-tax) charge for its share of severance liabilities. (See Note 19 for further details regarding severance liabilities.) In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, TXU Energy Holdings recorded its share of transition expenses of $10 million ($6 million after-tax) and the remainder of its share of $9 million ($6 million after-tax) was expensed in 2005.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting principally of computer software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intended to develop the majority of these projects and from TXU Corp.’s perspective the software was abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $107 million ($70 million after-tax), related to TXU Energy Holdings. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Energy Holdings on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. See Note 12 for additional discussion of TXU Corp.’s investment in Capgemini and related terms of the agreement.

Actions Related to Generation Operations

In December 2004, TXU Energy Holdings executed an agreement to terminate, for a payment of $172 million, a power purchase and tolling agreement expiring in 2006. The agreement had been entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, TXU Energy Holdings recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. TXU Energy Holdings also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gain from the sale of the two plants.

Also in December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. A $16 million net credit was recorded in 2005 adjusting the impairment loss recorded in 2004 to reflect actual sublease proceeds under the terms of a contract signed in 2005 with a third party.

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

TXU Energy Holdings recorded charges totaling $15 million ($10 million after-tax) in 2004 for employee severance costs and impairments related to the closures of a number of gas-fired generation units.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, a self-nomination severance program and other involuntary severance actions were completed. TXU Energy Holdings recorded severance charges totaling $65 million ($41 million after-tax). This amount includes $26 million in allocated corporate services severance charges.

3. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

FIN 47 was effective for TXU Energy Holdings with reporting for the fourth quarter of 2005. This interpretation clarifies the term “conditional asset retirement” under SFAS 143 and requires entities to record the fair value of a legal asset retirement obligation, the timing or method of settlement of which is conditional on a future event. For TXU Energy Holdings, such liability relates to asbestos removal and disposal costs. As the new accounting rule required retrospective application to the inception of the liability, the effects of adoption reflect the accretion and depreciation from the liability inception date through December 31, 2005. The liability is accreted each period, representing the time value of money, and the capitalized cost is being depreciated over the remaining useful life of the related asset.

The following table summarizes the impact as of December 31, 2005 of adopting FIN 47:

Increase in property, plant and equipment – net	$5
Increase in other noncurrent liabilities and deferred credits	(17)
Increase in accumulated deferred income taxes	4

Cumulative effect of change in accounting principle	$(8)

The increase in other noncurrent liabilities and deferred credits would have been $15 million and $16 million at December 31, 2003 and 2004, respectively.

SFAS 123R was issued in December 2004. TXU Energy Holdings early adopted SFAS 123R effective October 1, 2004 and recorded a cumulative effect of change in accounting principle of $4 million after-tax. See Note 9 for additional discussion.

The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

Charge from rescission of EITF 98-10, net of tax effect of $34 million	$(63)
Credit from adoption of SFAS 143, net of tax expense effect of $3 million	5

Cumulative effect of changes in accounting principles	$(58)

In October 2002, EITF 02-3 was issued and rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only contracts that are derivatives under SFAS 133 are subject to mark-to-market accounting. Contracts that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Nonderivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on an accrual basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principle in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment – net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in affiliated receivable	48

Cumulative effect of change in accounting principles	$5

4. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Strategic Retail Services	Pedrick- town	Total
2005
Operating revenues	$—	$12	$12
Operating costs and expenses	—	14	14
Other deductions (income) — net	3	—	3

Operating loss before income taxes	(3)	(2)	(5)
Income tax benefit	(1)	—	(1)
Charges related to exit (after-tax)	—	(4)	(4)

Loss from discontinued operations	$(2)	$(6)	$(8)

2004
Operating revenues	$17	$32	$49
Operating costs and expenses	20	37	57
Other deductions (income) — net	10	—	10
Interest income	(1)	—	(1)

Operating loss before income taxes	(12)	(5)	(17)
Income tax benefit	(4)	(2)	(6)
Charges related to exit (after-tax)	(6)	(17)	(23)

Loss from discontinued operations	$(14)	$(20)	$(34)

2003
Operating revenues	$60	$22	$82
Operating costs and expenses	60	28	88
Other deductions (income) — net	11	—	11
Interest income	(1)	—	(1)
Interest expense and related charges	1	—	1

Operating loss before income taxes	(11)	(6)	(17)
Income tax benefit	(4)	(2)	(6)
Charges related to exit (after-tax)	(7)	—	(7)

Loss from discontinued operations	$(14)	$(4)	$(18)

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Results in 2004 include a $6 million after-tax charge to settle a contract dispute related to the business. Substantially all disposition activities have been completed. Results in 2005 reflect an after-tax charge of $2 million related to a litigation settlement.

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production business and exit the related power supply and gas transportation agreements resulting in a $17 million after-tax impairment charge in 2004. The business was sold on July 1, 2005 for $8.7 million in cash. A $4 million after-tax charge in 2005 represents an estimated working capital adjustment related to the sale transaction.

Balance sheet – There were no assets or liabilities held for sale as of December 31, 2005. The following details the assets and liabilities of the Pedricktown operations held for sale as of December 31, 2004:

December 31, 2004
Current assets	$2
Property, plant and equipment	15

Assets held for sale	$17

Current liabilities	$3
Noncurrent liabilities	3

Liabilities held for sale	$6

5. SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings under the credit facilities of $440 million and commercial paper of $306 million at a weighted average interest rate of 4.70%. At December 31, 2004, TXU Energy Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities — At December 31, 2005, TXU Energy Holdings had access to credit facilities (all of which provide for long-term borrowings) as follows:

			At December 31, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$630	$—	$770
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	200	800
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	195	1,405
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	40	—	460
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$1,125	$440	$3,435

In August 2005, TXU Energy Holdings and TXU Electric Delivery executed an agreement for a new $1.0 billion 3-year joint credit facility with terms comparable to its existing credit facilities. The facility may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity by $1.0 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). In June 2005, the program was renewed until June 2008. Funding under the program to TXU Energy Holdings as of December 31, 2005 was $582 million.

The maximum amount of funding currently available under the program is $700 million, and as of December 31, 2005 the program funding was $671 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originator’s customer deposits, which totaled $111 million at December 31, 2005, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Energy Holdings, which is reported in accounts receivable, was $154 million and $293 million at December 31, 2005 and 2004, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale) for TXU Energy Holdings, which consist primarily of interest costs on the underlying financing, were approximately $20 million in 2005 and $10 million in both 2004 and 2003, and approximated 4.0%, 2.1% and 2.4% for 2005, 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Energy Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $4 million in 2005 and $6 million in both 2004 and 2003, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The December 31, 2005 consolidated balance sheet reflects $736 million face amount of trade accounts receivable sold to TXU Receivables Company, such amount having been reduced by $582 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Energy Holdings increased $171 million in 2005, decreased $93 million in 2004 and increased $75 million in 2003. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Holdings in 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Cash collections on accounts receivable	$6,480	$6,751	$6,791
Face amount of new receivables purchased	(6,512)	(6,522)	(6,351)
Discount from face amount of purchased receivables	24	16	16
Program fees paid	(20)	(10)	(10)
Servicing fees paid	(4)	(6)	(6)
Decrease in subordinated notes payable	(139)	(136)	(515)

Operating cash flows used by (provided to) TXU Energy Holdings under the program	$(171)	$93	$(75)

Upon termination of the program, cash flows to TXU Energy Holdings would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

6. LONG-TERM DEBT

Long-term Debt — At December 31, 2005 and 2004, the long-term debt of TXU Energy Holdings consisted of the following:

	December 31,
	2005	2004
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.630% Floating Series 2001A due October 1, 2030(b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
3.560% Floating Series 2001D due May 1, 2033(b)	268	268
4.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
3.630% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	—
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	—	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	103	9
Fair value adjustments related to interest rate swaps	9	15

Total TXU Energy Holdings	3,456	3,257
Less amount due currently	401	31

Total long-term debt	$3,055	$3,226

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at December 31, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.
(d)	Interest rates in effect at December 31, 2005.

Debt Issuances and Retirements in 2005

In November 2005, TXU Energy Holdings remarketed the Sabine River Authority Series 2001C and the Brazos River Authority Series 1994A pollution control revenue bonds with aggregate principal amounts of $70 million and $39 million, respectively. The bonds were purchased upon mandatory tender in November 2003 and May 2005, respectively.

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

Retirements of other long-term debt in 2005 totaling $31 million represent payments at scheduled maturity dates.

Fair Value Hedges — TXU Energy Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective). At December 31, 2005, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008.

Long-term debt fair value adjustments—

	December 31,
	2005	2004
Long-term debt fair value adjustments related to interest rate swaps at beginning of period — increase in debt carrying value	$15	$11
Fair value adjustments:
Related to swaps included in the beginning balance	(4)	10
Related to swaps entered into during the period	—	(5)
Amortization of net gains on settled fair value hedges (a) (b)	(2)	(1)

Long-term debt fair value adjustments related to interest rate swaps at the end of period — increase in debt carrying value	$9	$15

(a)	Net value of settled in-the-money fixed-to-variable swaps that is being amortized as a reduction to interest expense over the remaining life of the associated debt.
(b)	Amounts are pretax.

Changes in open swap fair values reported as adjustments to debt amounts are offset by changes in derivative assets and liabilities.

Debt Issuances and Retirements in 2004

In 2004, TXU Energy Holdings issued $800 million of floating rate debt. TXU Energy Holdings retired or redeemed $630 million of long-term debt during 2004, including $400 million of floating rate debt, $222 million of pollution control revenue bonds and $8 million of other long-term debt.

Maturities — Sinking fund and maturity requirements for long-term debt instruments at December 31, 2005, were as follows:

Year
2006	$400
2007	—
2008	250
2009	—
2010	—
Thereafter	2,694
Unamortized premium and discount and fair value adjustments	9
Capital lease obligations (a)	103

Total	$3,456

(a)	Includes $1 million due currently.

7. MEMBERSHIP INTERESTS

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R. Under SFAS 123R, compensation expense related to share-based awards to TXU Energy Holdings’ employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Energy Holdings recorded a $28 million credit to its membership interests account in 2004. See Note 9.

In February 2006, TXU Energy Holdings approved a cash distribution of $283 million to be paid to US Holdings on April 3, 2006.

In November 2005, TXU Energy Holdings approved a cash distribution of $286 million that was paid to US Holdings in January 2006. TXU Energy Holdings paid total cash distributions of $700 million to US Holdings in 2005 ($175 million in January, April, July and October) and $700 million in 2004.

8. COMMITMENTS AND CONTINGENCIES

Commitments — At December 31, 2005, TXU Energy Holdings has commitments under energy-related contracts, leases and other agreements as follows:

Coal purchase agreements and coal transportation agreements
2006	$110
2007	95
2008	98
2009	102
2010	—
Thereafter	—

Total	$405

Pipeline transportation and storage reservation fees
2006	$67
2007	47
2008	36
2009	38
2010	37
Thereafter	55

Total pipeline transportation and storage reservation fees	$280

Capacity payments under existing agreements
2006	$89
2007	46
2008	23
2009	—
2010	—
Thereafter	—

Total capacity payments	$158

On the basis of TXU Energy Holdings’ current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Future minimum lease payments under both capital leases and operating leases

	Capital Leases	Operating Leases (a)
2006	$7	$55
2007	7	58
2008	7	56
2009	6	57
2010	6	55
Thereafter	102	365

Total future minimum lease payments	135	$646

Less amounts representing interest	32

Present value of future minimum lease payments	103
Less current portion	1

Long-term capital lease obligation	$102

(a)	Includes operating leases with initial or remaining noncancelable lease terms in excess of one year.

TXU Energy Holdings has commitments in place to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003 and delivery is scheduled for late 2006. Estimated future project capital commitments total $111 million, of which approximately $44 million is expected to be incurred in 2006 and the balance of approximately $67 million in 2007.

Guarantees — As discussed below, TXU Energy Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of all guarantees entered into or modified subsequent to December 31, 2002.

Letters of credit — At December 31, 2005, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $636 million to support hedging and risk management margin requirements in the normal course of business and for miscellaneous credit support requirements. As of December 31, 2005, approximately 62% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility maturing in December 2009, letters of credit totaling $455 million were outstanding at December 31, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

Debt obligation of TXU Corp. — TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $109 million at December 31, 2005) for its headquarters building.

Residual value guarantees in operating leases — TXU Energy Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2005, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $93 million. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately eight years.

Labor Contracts — Certain TXU Energy Holdings employees are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. New one year labor agreements were reached in 2005 covering bargaining unit employees in TXU Energy Holdings’ fossil and nuclear power production operations. Negotiations are currently underway with respect to the collective bargaining agreement covering bargaining unit employees in TXU Energy Holdings’ mining operations. Management does not anticipate that any changes in collective bargaining agreements will have a material affect on TXU Energy Holdings’ financial position, results of operations or cash flows; however, TXU Energy Holdings is unable to predict the ultimate outcome of these labor negotiations.

Nuclear Insurance — With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.8 billion currently and requires nuclear power plant operators to provide financial protection for this amount. On August 8, 2005, President Bush signed the Energy Policy Act of 2005, which, among other things, extends the Act through December 31, 2025. As required, TXU Energy Holdings provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Energy Holdings has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $15 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Energy Holdings maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Energy Holdings is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage provided by NEIL in the amount of $2.25 billion and $681 million from other insurance markets and foreign nuclear insurance pools. TXU Energy Holdings is subject to a maximum annual assessment from NEIL for the above coverages of $30.5 million.

TXU Energy Holdings maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Energy Holdings is subject to a maximum annual assessment of $8.6 million.

There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million that could be reinstated at ANI’s option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Extension Act of 2005, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

Nuclear Decommissioning — TXU Energy Holdings’ nuclear plant decommissioning costs are fully recoverable from customers of the regulated business. Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Energy Holdings’ January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Energy Holdings’ nuclear generating facility was completed by management. The updated study was filed with the Commission on June 17, 2005. The accompanying testimony concluded that no change to the nuclear decommissioning tariff is warranted at this time. In its July 6, 2005 filing, the Commission Staff concluded that the study is adequate, complies with the Commission’s rules, and constitutes a compliance filing that does not require further process. On July 29, 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

See Note 3 for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

Legal Proceedings — On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. A final settlement stipulation was signed and filed with the Court in the Shareholders’ Litigation and the Court has approved the settlement, although certain members of the settlement class who object to the approval of the settlement have appealed the Court’s order approving the settlement. TXU Corp. has cooperated with the SEC and completed the production of the documents requested by the subpoena and has responded to the SEC’s requests for information. In addition, on July 12, 2005, Mr. Erle Nye, formerly a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he has completed his response to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. and its subsidiaries settled this matter in November 2005 and the suit has been dismissed as to TXU Corp. and its subsidiaries.

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

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE appealed and the Fifth Circuit Court of Appeals affirmed the dismissal. TCE subsequently filed pleadings seeking further appellate review of this decision by the United States Supreme Court, however, the Supreme Court denied the appeal on January 9, 2006.

In addition to the above, TXU Energy Holdings is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Environmental Contingencies — The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Energy Holdings’ capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy Holdings has initiated a construction program to install control equipment to achieve the required reductions.

TXU Energy Holdings must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Energy Holdings is in compliance with all current laws and regulations; however, the impact, if any, of any changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters;

•	the identification of sites requiring clean-up or the filing of other complaints in which TXU Energy Holdings may be asserted to be a potentially responsible party.

9. STOCK-BASED COMPENSATION

TXU Energy Holdings participates in TXU Corp.’s Long-Term Incentive Compensation Plan (LTIP). LTIP is a stock-based compensation plan providing discretionary awards (LTIP awards) of restricted stock and performance units payable in TXU Corp. common stock for qualified management employees. In May 2005, shareholders approved the Omnibus Incentive Compensation Plan (OICP) as a replacement for the LTIP. TXU Corp. does not intend to issue additional LTIP awards. During 2005, 2004, and 2003, TXU Corp.’s Board of Directors granted OICP and LTIP awards that were issued subject to share price performance and vesting requirements over two and three year periods. The number of common shares to be ultimately distributed varies from 0% to either 175% or 200% of the initial number of 2005 OICP awards and from 0% to 200% of the initial number of 2004 and 2003 LTIP awards. For LTIP awards, the number of shares to be ultimately distributed is based on TXU Corp.’s total return to shareholders over the applicable period compared to the total returns provided by the companies comprising the Standard & Poor’s 500 Electric Utilities Index (Index Method). For OICP awards, the number of shares to be ultimately distributed is based 50% on the Index Method and 50% on the aggregate three-year total shareholder return on TXU Corp. common stock. For a small number of employees under employment agreements, the number of shares is based on the Index Method. TXU Corp. has established restrictions that limit certain employees’ opportunities to liquidate vested stock awards. For both restricted stock and performance unit awards, dividends over the vesting period are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

TXU Corp. early adopted SFAS 123R in 2004. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Energy Holdings adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $6 million ($4 million after-tax) cumulative change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in TXU common stock.

TXU Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, TXU Energy Holdings’ reported expense in 2005 and 2004 related to the awards totaled $12 million ($8 million after-tax) and $25 million ($16 million after tax), respectively. As of December 31, 2005, unrecognized expense related to nonvested LTIP awards totaled $11 million, which is expected to be recognized over a weighted average period of two years.

Compensation expense related to the awards totaled $10 million in 2003 and was determined in accordance with the intrinsic value method under APB 25. Compensation expense over the vesting period was remeasured each reporting period based on the market price of the TXU Corp. stock and the assumed number of shares distributable given the share price performance to date.

Had compensation expense for the awards been determined based upon the fair value methodology prescribed under SFAS 123, TXU Energy Holdings’ net income would not have been materially different for the year ended December 31, 2003.

10. INCOME TAXES

The components of TXU Energy Holdings’ provisions for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
US Federal	$33	$161	$211
State	(2)	1	9

Total	31	162	220

Deferred:
US Federal	672	16	27
Non-US	—	—	1

Total	672	16	28

Investment tax credits	(16)	(16)	(17)

Total	$687	$162	$231

Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

	Year Ended December 31,
	2005	2004	2003
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	$2,117	$570	$728

Income taxes at the federal statutory rate of 35%	$741	$200	$255
Lignite depletion allowance	(33)	(25)	(25)
Amortization of investment tax credits	(16)	(16)	(17)
Preferred securities cost	7	6	6
State income taxes, net of federal tax benefit	(1)	1	6
Other, including audit settlements	(11)	(4)	6

Income tax expense	$687	$162	$231

Effective tax rate	32.5%	28.4%	31.7%

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2005 and 2004, balance sheet dates are as follows:

	December 31,
	2005			2004
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Alternative minimum tax credit carryforwards	$309	$—	$309	$330	$—	$330
Net operating loss (NOL) carryforwards	123	123	—	6	—	6
Impairment of assets	118	—	118	68	—	68
Unamortized investment tax credits	114	—	114	120	—	120
Employee benefit liabilities	58	—	58	134	—	134
Combustion turbine lease	42	—	42	69	—	69
Deferred benefit of state income taxes	10	10	—	10	10	—
Bad debt reserve	6	6	—	11	11	—
Other	198	35	163	300	34	266

Total deferred tax assets	978	174	804	1,048	55	993

Deferred Tax Liabilities
Book/tax depreciation differences	2,773	—	2,773	2,791	—	2,791
Commodity contract mark-to-market deduction	761	4	757	—	—	—
Software development costs	41	—	41	41	—	41
Other	36	3	33	40	—	37

Total deferred tax liabilities	3,611	7	3,604	2,872	3	2,869

Net deferred tax (asset) liability	$2,633	$(167)	$2,800	$1,824	$(52)	$1,876

At December 31, 2005, TXU Energy Holdings had approximately $309 million of alternative minimum tax credit carryforwards available to offset future tax payments. These tax credit carryforwards do not have expiration dates. At December 31, 2005, TXU Energy Holdings had net operating loss (NOL) carryforwards for federal income tax purposes of $350 million that expire as follows: $17 million in 2022, $7 million in 2023, $9 million in 2024 and $317 million in 2025. The NOL carryforwards can be used to offset future taxable income. TXU Energy Holdings fully expects to utilize all of its NOL carryforwards prior to their expiration dates.

TXU Energy Holdings’ income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the returns of TXU Corp. and its subsidiaries for the tax years ended 1997 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examinations.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

TXU Energy Holdings also participates in TXU Corp.’s supplemental retirement plans for management employees, the information for which is included in the data below.

Pension cost applicable to TXU Energy Holdings was $5 million in 2005, $28 million in 2004 and $20 million in 2003. In addition, SFAS 87 requires the recognition of the minimum pension liability which represents the excess of the accumulated benefit obligation over the plans’ assets and the liability already recorded under SFAS 87. As of December 31, 2005, the minimum pension liability of $1 million ($612 thousand after-tax) allocated to TXU Energy Holdings has been recorded as other comprehensive income. Cash contributions were $53 thousand in 2005, $15 million in 2004 and $13 million in 2003.

TXU Energy Holdings participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service. The allocated net periodic postretirement benefits cost other than pensions applicable to TXU Energy Holdings was $9 million in 2005, $29 million in 2004 and $38 million in 2003. Cash contributions were $6 million, $15 million and $16 million in 2005, 2004 and 2003, respectively.

Information regarding net pension and other postretirement benefit costs recognized as expense follows:

	2005	2004	2003
Pension costs under SFAS 87	$5	$28	$20
Other postretirement benefit costs under SFAS 106	9	29	38

Total benefit costs	$14	$57	$58
Less amounts deferred as property	—	(1)	(2)

Net amounts recognized as expense	$14	$56	$56

The pension and other postretirement benefits amounts provided represent allocations of amounts related to TXU Corp.’s plans to TXU Energy Holdings.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Holdings have entered into an agreement whereby TXU Electric Delivery assumes responsibility for pension and other postretirement benefit costs for all applicable employees of TXU Energy Holdings.

The following table summarizes the initial impact of the related transfer of pension and other postretirement benefit obligations:

Decrease in intangible asset	$(6)
Decrease in other noncurrent liabilities and deferred credits	232
Increase in accumulated deferred income taxes	(82)
Increase in other comprehensive income	(7)

Total noncash reduction of pension obligation (a)	$137

(a)	Amounts represent an increase in current affiliate payables.

Contributions in 2006 — Estimated funding in 2006 is $53 thousand for the pension plan and $196 thousand for the other postretirement benefit plan.

Thrift Plan — Eligible employees of TXU Energy Holdings may participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pretax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in TXU Corp. common stock. Effective January 1, 2006, employees may reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. TXU Energy Holdings’ contributions to the Thrift Plan aggregated $11 million in 2005, $12 million in 2004 and $13 million in 2003.

Medicare Act — The Medicare Prescription and Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Energy Holdings is accounting for the effects of the Medicare Act in accordance with FSP 106-2. The effect of adoption of the Medicare Act was a reduction in TXU Energy Holdings’ allocated other postretirement benefit costs of approximately $2 million and $11 million in 2005 and 2004, respectively. No reduction was allocated to TXU Energy Holdings in 2003.

12. INVESTMENTS

The following information is a summary of the investment balance as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Nuclear decommissioning trust	$389	$361
Investment in affiliate holding Capgemini-related assets	24	31
Land	32	82
Assets related to employee benefit plans	53	43
Miscellaneous other	3	21

Total investments	$501	$538

Capgemini Agreement — In May 2004, TXU Energy Holdings entered into a services agreement with Capgemini to outsource certain support activities. As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting principally of computer software. TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Energy Holdings recorded its share of the fair value of the put option, estimated at $103 million, as a noncurrent asset. Of this amount, $98 million was recorded as a reduction to the carrying value of the licensed software, and the balance, which represents the fair value of the assumed cash distributions and gains while holding the partnership interest, was recorded as a noncurrent deferred credit. This accounting is in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as payments under the put option.

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value. Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a delivery fee charge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by corresponding adjustments to TXU Electric Delivery’s regulatory asset/liability. A summary of investments in the fund as of December 31, 2005 and 2004 follows:

	December 31, 2005
	Cost (a)	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$151	$5	$(1)	$155
Equity securities	156	90	(12)	234

Total	$307	$95	$(13)	$389

	December 31, 2004
	Cost (a)	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$142	$7	$(1)	$148
Equity securities	143	82	(12)	213

Total	$285	$89	$(13)	$361

(a)	Includes realized gains and losses of securities sold.

Debt securities held at December 31, 2005 mature as follows: $68 million in one to five years, $35 million in five to ten years and $52 million after ten years.

13. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Energy Holdings’ significant nonderivative financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On-balance sheet liabilities:
Long-term debt (including current maturities) (a)	$3,353	$3,400	$3,248	$3,351
Exchangeable preferred membership interests, net of discount (b)	$528	$750	$511	$750

Off-balance sheet liabilities:
Financial guarantees	$—	$9	$—	$8

(a)	Excludes capital leases.
(b)	Exchanged for preferred membership interests (from subordinated notes) in 2003 and purchased by TXU Corp. in April 2004. In December 2005, TXU Corp. assigned its interest in TXU Energy Holdings’ exchangeable preferred membership interests to US Holdings which in turn assigned 1% interest to TXU Energy Holdings. Carrying amount is net of discount. Fair value is assumed to be the principal amount on the preferred membership interests.

See Note 1 for discussion of accounting for financial instruments that are derivatives.

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

14. CASH FLOW HEDGES UNDER SFAS 133

TXU Energy Holdings experienced net cash flow hedge ineffectiveness related to positions held at the end of the period of $31 million of losses in 2005, $21 million of losses in 2004 and $6 million of gains in 2003. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $27 million in net losses in 2005, $19 million in net losses in 2004 and $36 million in net gains in 2003.

TXU Energy Holdings has no hedging positions against exposure to the variability of future cash flows from energy-related transactions that extend more than five years.

Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or become probable of not occurring. No amounts were reclassified into earnings in 2005, 2004 or 2003 as a result of the discontinuance of cash flow hedges because it was probable that a hedged forecasted transaction would not occur.

Net cash flow hedge amounts in accumulated other comprehensive income exclude net losses and gains associated with cash flow hedges entered into and settled within the year. These totaled $53 million, $11 million and $116 million in net losses in 2005, 2004 and 2003, respectively.

TXU Energy Holdings expects that $16 million of after-tax gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. These net gains relate to cash flow hedges and will be reclassified from accumulated other comprehensive income as the related hedged transactions are settled. Of this amount, $23 million of gains relate to commodity hedges and $7 million of losses relate to financing-related hedges. The following table summarizes balances currently recognized in accumulated other comprehensive loss:

	Accumulated Other Comprehensive Loss at December 31, 2005
	Commodity- related	Interest- related	Total
Dedesignated hedges (amounts fixed)	$24	$44	$68
Hedges subject to market price fluctuations	53	—	53

Total	$77	$44	$121

15. TEXAS ELECTRIC INDUSTRY RESTRUCTURING

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Commission.

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to such classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007.

Under amended Commission rules, effective in April 2003, affiliated REPs of electricity delivery utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. The fuel factor adjustment mechanism is intended to encourage full and fair competition among REPs. With fuel factor adjustments, the price-to-beat rate is not expected to be below the market rate, and this mechanism allows for new competitors to enter the marketplace and effectively compete for retail customers.

•	TXU Energy Holdings implemented two price-to-beat rate increases in 2003 and 2004. Price-to-beat rate increases (expressed as a percent adjustment in the average monthly residential bill) implemented in March and August of 2003 were 12% and 4%, respectively, and in May and August of 2004 were 3% and 6%, respectively.

•	TXU Energy Holdings also implemented two price-to-beat rate increases in 2005. The first, implemented in May, raised the average monthly residential bill by 10%. The second increase, approved on October 28, reflected the voluntary discount agreed to by TXU Energy Holdings and raised the average monthly residential bill by 12% for the remainder of 2005. On January 1, 2006, the voluntary discount expired, raising the average monthly residential bill by an additional 12%.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. These auctions have resulted in TXU Energy Holdings selling power at prices below wholesale market prices. In October 2005, TXU Energy Holdings filed a petition with the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. In December 2005, the Commission ruled in a preliminary order that the methodology for determining the 40% threshold proposed by TXU Energy Holdings was correct. This matter has been referred to the State Office of Administrative Hearings (SOAH) to validate TXU Energy Holdings’ threshold calculation. ERCOT staff has validated TXU Energy Holdings’ calculation and the SOAH administrative law judge has recommended that the Commission grant TXU Power’s petition, but final Commission action has not yet occurred. TXU Energy Holdings expects a decision from the Commission in early 2006.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery (on behalf of TXU Energy Holdings) as an electricity distribution fee surcharge over the life of the plant.

Regulatory Settlement Plan

On December 31, 2001, TXU Corp. filed a Settlement Plan with the Commission. It resolved all major pending issues related to TXU Corp.’s transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments. The Settlement Plan became final and nonappealable in January 2003.

Major elements of the Settlement Plan included:

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

Regulatory Asset Securitization — TXU Corp. received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit —In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of electricity delivery utilities to actively compete for customers outside their historical service territories. A retail clawback liability arose unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory was supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability was equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which was funded by TXU Energy Holdings, was applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period beginning January 1, 2004. In 2002, TXU Energy Holdings recorded a charge to fuel, purchased power and delivery fees of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy Holdings reduced the accrual by $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. In 2004, TXU Energy Holdings further reduced the estimated liability by $12 million ($8 million after-tax) to reflect revised estimates of customer counts. There is no remaining liability as of December 31, 2005.

See Note 17 for a discussion of certain affiliate transactions arising from the Settlement Plan.

16. OTHER INCOME AND DEDUCTIONS

Other Income and Deductions —

	Year Ended December 31,
	2005	2004	2003
Other income
Net gain on sale of properties and businesses	$35	$107	$45
Insurance recovery on damage claim	8	—	—
Gain on sale of investment	7	—	—
Power sale agreement termination fee	4	—	—
Sales tax refunds	4	—	—
Other	6	3	3

Total other income	$64	$110	$48

Other deductions
Asset writedown and lease termination charges (credit)	$(16)	$371	$2
Equity losses of unconsolidated subsidiaries	7	5	—
Debt extinguishment losses	—	1	3
Employee severance charges	(1)	107	—
Power purchase contract termination charge	—	101	—
Capgemini outsourcing transition costs	9	9	—
Expenses related to canceled construction projects	—	6	—
Charge related to coal contract counterparty nonperformance	12	—	—
Other	4	10	17

Total other deductions	$15	$610	$22

17. AFFILIATE TRANSACTIONS

The following represent the significant affiliate transactions of TXU Energy Holdings:

•	TXU Energy Holdings incurs electricity delivery fees charged by TXU Electric Delivery. For the years ended December 31, 2005, 2004 and 2003, these fees totaled $1.3 billion, $1.4 billion and $1.5 billion, respectively. These amounts included $2 million, $1 million and $2 million for the years ended December 31, 2005, 2004 and 2003, respectively, pursuant to a transformer maintenance agreement.

•	TXU Energy Holdings records interest expense to reimburse TXU Electric Delivery for interest on TXU Electric Delivery’s debt associated with generation-related regulatory assets, which now consists entirely of securitization bonds. For the years ended December 31, 2005, 2004 and 2003, this interest expense totaled $55 million, $54 million and $43 million, respectively.

•	Under the terms of the settlement plan, TXU Electric Delivery issued an initial $500 million of securitization bonds in 2003 and issued $790 million in June 2004. The incremental income taxes TXU Electric Delivery will pay on the transition charges to TXU Electric Delivery’s customers related to the bonds will be reimbursed by TXU Energy Holdings. Therefore, TXU Energy Holdings’ financial statements reflect a $395 million non-interest bearing note payable to TXU Electric Delivery ($33 million of which is due currently) at December 31, 2005 and $435 million ($49 million reported as current) at December 31, 2004, that will be extinguished as TXU Electric Delivery pays the related income taxes.

•	The average daily balance of short-term advances to affiliates during the year ended December 31, 2005 and 2004 was $1.2 billion and $964 million, respectively, and average daily short-term advances from affiliates during the year ended December 31, 2003 was $343 million. Interest income earned on the advances for the years ended December 31, 2005 and 2004 was $52 million and $28 million, respectively, and interest expense incurred on the advances for the year ended December 31, 2003 was $8 million. The weighted average interest rate for the year ended December 31, 2005, 2004 and 2003 was 4.1%, 2.9% and 2.8%, respectively.

•	TXU Corp. charges TXU Energy Holdings for financial, accounting, environmental and other administrative services at cost. For the years ended December 31, 2005, 2004 and 2003, these costs totaled $64 million, $184 million and $223 million, respectively, and are primarily included in SG&A expenses. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the functions previously performed by TXU Corp. are now provided by Capgemini.

•	TXU Energy Holdings received payments from TXU Gas under a service agreement that began in 2002 and ended June 30, 2004 and covered customer billing and customer support services provided for TXU Gas. These revenues totaled $15 million and $29 million for the years ended December 31, 2004 and 2003, respectively, and are included in other revenues. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by TXU Electric Delivery, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Differences between the costs collected through the delivery fee surcharge by TXU Electric Delivery and the accrued depreciation and accretion-related expenses incurred by TXU Energy Holdings are recorded as a regulatory asset by TXU Electric Delivery. The regulatory asset, which totaled $8 million and $30 million at December 31, 2005 and 2004, respectively, represents the excess of the decommissioning liability over the trust fund balance.

•	In April 2004, TXU Corp. purchased TXU Energy Holdings’ exchangeable preferred membership interests from unaffiliated holders, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount, totaled $88 million for 2005 and $57 million for 2004 since the date of TXU Corp.’s purchase of the securities. Effective December 2005, TXU Corp. assigned its interest in TXU Energy Holdings’ exchangeable preferred membership interests to US Holdings. US Holding then assigned one percent of its interests to TXU Energy Holdings.

•	In December 2005, TXU Corp. entered into an agreement to purchase the owner participant interest in a trust that leases combustion turbines to TXU Energy Holdings. As a result, TXU Energy Holdings now has an affiliated liability related to this lease. As of December 31, 2005, this liability was $59 million.

18. SUPPLEMENTARY FINANCIAL INFORMATION

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of January 1, 2005	$42
Additions to liability	4
Payments charged against liability	(22)
Other adjustments to the liability	(6)

Liability for severance costs as of December 31, 2005	$18

The above table excludes severance costs reported in discontinued operations.

Interest Expense and Related Charges —

	Year Ended December 31,
	2005	2004	2003
Interest	$309	$264	$272
Distributions on preferred membership interests (a)	68	68	34
Amortization of discount and debt issuance costs	28	29	24
Interest capitalized in accordance with SFAS 34	(12)	(8)	(7)

Total interest expense and related charges	$393	$353	$323

(a)	Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003. In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interests, and subsequent to this purchase, TXU Energy Holdings paid distributions on the preferred membership interests to TXU Corp.

Restricted Cash —

	Balance Sheet Classification
	At December 31, 2005		At December 31, 2004
	Current Assets	Investment	Current Assets	Investment
Settlement of forward hedge positions related to a contract termination	$3	$—	$—	$—
Demolition and relocation work to be performed by TXU
Energy Holdings related to the sale of land	5	—	6	15

Total	$8	$—	$6	$15

Accounts Receivable — At December 31, 2005 and 2004 accounts receivable of $1.2 billion and $1.1 billion, respectively, included $443 million and $387 million of unbilled revenues, respectively.

Allowance for Uncollectible Accounts —

	2005	2004	2003
Allowance for uncollectible accounts as of January 1	$15	$51	$71
Increase for bad debt expense	53	91	114
Decrease for account write-offs	(53)	(120)	(121)
Changes related to receivables sold	16	(7)	(13)

Allowance for uncollectible accounts as of December 31	$31	$15	$51

Allowances related to receivables sold are reported in current liabilities and totaled $29 million and $45 million at December 31, 2005 and 2004, respectively.

Commodity Contract Assets — Current and noncurrent commodity contract assets totaling $1.9 billion at December 31, 2005 and $861 million at December 31, 2004 are stated net of applicable credit (collection) and performance reserves totaling $12 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Inventories by Major Category —

	December 31,
	2005	2004
Materials and supplies	$108	$112
Environmental energy credits and emission allowances	21	21
Fuel stock	81	79
Gas stored underground	99	72

Total inventories	$309	$284

Property, Plant and Equipment —

	December 31,
	2005	2004
Electricity generation	$15,887	$15,687
Other	389	395

Total	16,276	16,082
Less accumulated depreciation	6,834	6,527

Net of accumulated depreciation	9,442	9,555
Construction work in progress	401	247
Nuclear fuel (net of accumulated amortization: 2005 — $1,058; 2004 — $998)	115	118

Property, plant and equipment – net	$9,958	$9,920

Depreciation expense as a percent of average depreciable property approximated 1.9% for 2005, 2.0% for 2004 and 2.2% for 2003.

Assets related to capital leases included above totaled $100 million at December 31, 2005 and $8 million at December 31, 2004, net of accumulated depreciation.

The following table summarizes the changes to the asset retirement liability during 2005:

Asset retirement liability at December 31, 2004	$631
Additions:
Accretion	33
Asbestos removal and disposal costs (a)	17
Incremental mining reclamation costs	40
Reductions:
Reclamation payments	(27)
Net change in nuclear decommissioning liability (b)	(136)

Asset retirement liability at December 31, 2005	$558

(a)	Implementation of FIN 47. See Note 3.
(b)	Impact of revised decommissioning study, which included reduced cost escalation factors.

Accounting under SFAS 143 has no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

Intangible Assets —

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$7	$3	$4	$3	$1	$2
Land easements	2	1	1	2	1	1
Mineral rights and other	31	24	7	31	23	8

Total	$40	$28	$12	$36	$25	$11

Aggregate TXU Energy Holdings amortization expense for intangible assets for the years ended December 31, 2005, 2004 and 2003 was $3 million, $20 million and $36 million, respectively. At December 31, 2005, the weighted average useful lives of capitalized software, land easements and mineral rights noted above were 5 years, 54 years and 40 years, respectively. The estimated amount of amortization expense for the next five years is as follows: $1 million for the years 2006 to 2009 and none for 2010.

Goodwill of $517 million at December 31, 2005 and 2004 was stated net of previously recorded accumulated amortization of $60 million. TXU Energy Holdings transferred $16 million of goodwill to US Holdings in connection with the transfer of TXU Fuel Company to US Holdings on April 30, 2004.

TXU Energy Holdings evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Supplemental Cash Flow Information —

	Year Ended December 31,
	2005	2004	2003
Cash payments:
Interest (net of amounts capitalized)	$358	$339	$262
Income taxes	$523	$225	$92
Noncash investing and financing activities:
Transfer of TXU Fuel ownership	$—	$(73)	$—
Generation plant rail spur capital lease	$95	$—	$—
Transfer of pension and other postretirement benefit
obligations and related deferred tax assets	$137	$—	$—

See Note 3 for the effects of adopting FIN 47 and SFAS 143, which were noncash in nature.

Quarterly Information (unaudited) — Results of operations by quarter are summarized below.

In the opinion of TXU Energy Holdings, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of expectations for a full year’s operations because of seasonal and other factors.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005:
Operating revenues	$1,803	$2,227	$2,872	$2,425
Income from continuing operations before cumulative effect of changes in accounting principles	203	345	459	423
Loss from discontinued operations, net of tax effect	(3)	(1)	(2)	(2)
Cumulative effect of changes in accounting principles, net of tax effect	—	—	—	(8)

Net income	$200	$344	$457	$413

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004:
Operating revenues	$1,957	$2,115	$2,517	$1,906
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	116	(19)	309	2
Loss from discontinued operations, net of tax effect	(3)	(27)	(3)	(1)
Cumulative effect of changes in accounting principles, net of tax effect	—	—	—	4

Net income (loss)	$113	$(46)	$306	$5

Included in fourth quarter 2004 income from continuing operations were lease termination costs of $180 million ($117 million after-tax) and charges related to the termination of a power purchase contract of $43 million ($28 million after-tax).

TXU Energy Company LLC Exhibits to Form 10-K for the Fiscal Year Ended

December 31, 2005

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—	Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings Company, dated as of December 14, 2001.

3(i)	Articles of Incorporation.

3(a)	333-108876 Form S-4 (filed September 17, 2003)	3(a)	—	Certificate of Formation of TXU Energy Company LLC, dated November 5, 2001.

3(ii)	By-laws.

3(b)	333-108876 Form S-4 (filed September 17, 2003)	3(b)	—	Second Amended and Restated Limited Liability Company Agreement of TXU Energy Company LLC, dated as of July 1, 2003.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**

4(a)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.

4(b)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company LLC’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.

(10)	Material Contracts.

Credit Agreements.

10(a)	1-12833 Form 10-Q (filed November 5, 2004)	10(c)	—	$500 million Credit Agreement, dated as of November 4, 2004, between TXU Energy Company LLC and Wachovia Bank, National Association.

10(b)	1-12833 Form 8-K (filed April 1, 2005)	10(a)	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Energy Company LLC and TXU Electric Delivery Company and JPMorgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America N.A., Calyon New York Branch and certain other lenders party thereto.

10(c)	1-12833 Form 8-K (filed August 18, 2005)	10.1	—	$1.0 billion Revolving Credit Agreement, dated August 12, 2005, by and among TXU Electric Delivery Company, TXU Energy Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch, Wachovia Bank, National Association and certain other lenders party thereto.

Other Material Contracts.

10(d)	1-12833 Form 10-Q (filed August 6, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P., dated April 25, 2004.

10(e)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement, dated May 17, 2004, by and between TXU Energy Company LLC and Capgemini Energy LP.

10(f)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10(qq)	—	Lease Agreement, dated as of February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(g)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10(rr)	—	Guaranty Agreement, dated February 14, 2002, by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(h)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10(ss)	—	Additional Guaranty Agreement, dated November 19, 2002, by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(i)	1-12833 Form 10-K (2004) (filed March 23, 2005)	10(k)	—	Agreement, dated as of March 10, 2005, by and between TXU Electric Delivery Company and TXU Energy Company LLC allocating to TXU Electric Delivery Company the pension and post-retirement benefit costs for all TXU Electric Company employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

(12)	Statement Regarding Computation of Ratios.

12			—	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

21			—	Subsidiaries of TXU Energy Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of M. S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)	—	Certification of M.S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Kirk R. Oliver, principal financial officer of TXU Energy Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.