Form 10-Q
period 2006-03-31
TXU ENERGY CO LLC
filed 2006-05-15
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2006, all outstanding common membership interests in TXU Energy Company LLC were held by TXU US Holdings Company.

TXU Energy Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TXU Energy Company LLC files periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K which are generally made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. To the extent any of those reports are not posted on the TXU Corp. website, TXU Energy Company LLC will provide copies of such reports upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2005 Form 10-K	TXU Energy Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Energy Holdings and TXU Electric Delivery

Commission	Public Utility Commission of Texas

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kWh	kilowatt-hours

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier (generally gas plants) in generating electricity and is calculated by dividing the wholesale market price of power by the market price of natural gas.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

ii

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REPs historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Operating revenues	$2,010	$1,821

Costs and expenses:
Fuel, purchased power costs and delivery fees	790	1,073
Operating costs	155	153
Depreciation and amortization	84	79
Selling, general and administrative expenses	121	113
Franchise and revenue-based taxes	27	26
Other income	—	(2)
Other deductions (Note 7)	(10)	1
Interest income	(31)	(9)
Interest expense and related charges (Note 9)	101	91

Total costs and expenses	1,237	1,525

Income from continuing operations before income taxes	773	296

Income tax expense	253	93

Income from continuing operations	520	203

Loss from discontinued operations, net of tax benefit (Note 2)	—	(3)

Net income	$520	$200

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Components related to continuing operations:

Income from continuing operations	$520	$203

Other comprehensive income:
Cash flow hedges:
Net increase in fair value of derivatives held at end of period (net of tax expense of $60 and $8)	113	15
Derivative value net (gains)/losses related to hedged transactions settled during the period and reported in net income (net of tax expense of $1 and benefit of $10)	(2)	17

Total effect of cash flow hedges	111	32

Comprehensive income from continuing operations	631	235

Comprehensive loss from discontinued operations	—	(3)

Comprehensive income	$631	$232

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Cash flows – operating activities:
Income from continuing operations	$520	$203
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	101	94
Deferred income taxes and investment tax credits – net	133	39
Net effect of unrealized mark-to-market valuations of commodity contracts	(5)	24
Credit related to impaired leases	(4)	(15)
Change in retail clawback liability	—	(16)
Charge (credit) related to coal contract counterparty claim	(12)	12
Net equity loss from unconsolidated affiliates	3	2
Stock-based compensation expense	2	4
Bad debt expense	12	11
Changes in operating assets and liabilities	613	(115)

Cash provided by operating activities	1,363	243
Cash flows – financing activities:
Issuances of long-term debt	100	71
Retirements of debt	(400)	(1)
Change in notes payable:
Commercial paper	483	—
Banks	(395)	135
Decrease in note payable to TXU Electric Delivery	—	(17)
Distribution paid to parent	(286)	(175)
Debt premium, discount, financing and reacquisition expenses	(9)	(8)

Cash (used in) provided by financing activities	(507)	5
Cash flows – investing activities:
Capital expenditures	(77)	(58)
Nuclear fuel	(14)	(26)
Proceeds from sale of assets	—	2
Proceeds from pollution control revenue bonds deposited with trustee	(99)	—
Proceeds from sales of nuclear decommissioning trust fund securities	44	41
Investments in nuclear decommissioning trust fund securities	(48)	(45)
Advances to affiliates	(670)	(158)
Other	1	(3)

Cash used in investing activities	(863)	(247)
Discontinued operations:
Cash used in operating activities	—	(3)
Cash used in financing activities	—	—
Cash used in investing activities	—	—

Cash used in discontinued operations	—	(3)

Net change in cash and cash equivalents	(7)	(2)
Cash and cash equivalents – beginning balance	12	70

Cash and cash equivalents – ending balance	$5	$68

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$5	$12
Restricted cash	48	8
Trade accounts receivable — net	704	1,178
Advances to parent	664	694
Note receivable from parent	1,500	1,500
Income taxes receivable	—	361
Inventories	308	309
Commodity contract assets	848	1,603
Cash flow hedge and other derivative assets	45	63
Margin deposits related to commodity positions	25	247
Other current assets	103	244

Total current assets	4,250	6,219

Restricted cash	54	—
Investments	502	501
Advances to parent	700	—
Property, plant and equipment — net	9,959	9,958
Goodwill	517	517
Commodity contract assets	242	338
Cash flow hedge and other derivative assets	52	68
Other noncurrent assets	203	205

Total assets	$16,479	$17,806

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes payable:
Commercial paper	$789	$306
Banks	45	440
Long-term debt due currently	1	401
Trade accounts payable – nonaffiliates	651	879
Trade accounts and other payables to affiliates	344	355
Commodity contract liabilities	803	1,481
Cash flow hedge and other derivative liabilities	55	260
Margin deposits related to commodity positions	104	357
Accrued income and other taxes	176	51
Other current liabilities	327	415

Total current liabilities	3,295	4,945

Accumulated deferred income taxes	2,855	2,800
Investment tax credits	322	326
Commodity contract liabilities	339	516
Cash flow hedge and other derivative liabilities	50	44
Notes or other liabilities due affiliates	393	406
Other noncurrent liabilities and deferred credits	839	833
Long-term debt, less amounts due currently (Note 3)	3,153	3,055
Exchangeable preferred membership interests, net of discount ($218 and $222)	532	528

Total liabilities	11,778	13,453

Contingencies (Note 5)

Membership interests (Note 4):
Capital account	4,711	4,474
Accumulated other comprehensive loss	(10)	(121)

Total membership interests	4,701	4,353

Total liabilities and membership interests	$16,479	$17,806

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

Basis of Presentation — The condensed consolidated financial statements of TXU Energy Holdings have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2005 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain reclassifications have been made to conform prior period data to current period presentation. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2005 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

Effective January 1, 2006, TXU Energy Holdings completed a realignment of its wholesale energy operations. Under the realignment, management of wholesale purchases and sales of power for purposes of balancing power supply and demand has been segregated from the buying and selling of power for trading purposes. Previously, all wholesale power purchases and sales were managed in aggregate under a “portfolio management” structure, as the primary activity was energy balancing and all wholesale activity utilized (and continues to utilize) contracts for physical delivery. Financial derivative instruments, as are common in natural gas markets, are not as readily available in the Texas power market. The realignment reflects an expectation of a growing market for power trading in Texas. Under the previous structure, all purchases and sales scheduled with ERCOT for delivery were reported gross in the income statement, and “booked-out” sales and purchases (agreement with the counterparty to net settle before scheduling for delivery) were reported net. Under the new structure, those contracts that are now separately managed as a trading book and are scheduled for physical delivery are now reported net upon settlement in accordance with existing accounting rules (EITF 02-03). All transactions reported net, including booked-out contracts, are reported as a component of revenues. Gross revenues from power trading activities totaled approximately $350 million for the first quarter of 2006.

Also, TXU Energy Holdings has reviewed its reporting of ERCOT power balancing transactions. These transactions represent wholesale purchases and sales of power for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net. TXU Energy Holdings has historically reported the net amount as a component of purchased power cost, as its retail load had exceeded baseload generation. The amount had consistently represented a net purchase of power prior to 2005. With changing market conditions and TXU Energy Holdings’ declining retail sales load, the net balancing activity has more recently resulted in net sales of power. TXU Energy Holdings believes that presentation of this activity as a component of revenues more appropriately reflects TXU Energy Holdings’ market position. Accordingly, TXU Energy Holdings has implemented a change effective with reporting for the first quarter of 2006 to report the net balancing transactions in revenues and has reclassified the prior year’s amount. The amount reported in revenues in 2006 is $58 million and the amount reclassified for 2005 is $17 million, both representing net sales in the quarters.

Discontinued Businesses — Note 2 presents detailed information regarding the effects of discontinued businesses, the results of which have been classified as discontinued operations.

Use of Estimates — Preparation of TXU Energy Holdings’ financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current period.

Changes in Accounting Standards — There are no recently issued accounting standards effective after March 31, 2006 that are expected to materially impact TXU Energy Holdings.

2. DISCONTINUED OPERATIONS

Discontinued operations in 2005 represents the results of the Pedricktown, New Jersey power production business sold in July 2005 as follows:

Three Months Ended March 31, 2005
Operating revenues	$5
Operating costs and expenses	7

Operating loss before income taxes	(2)
Income tax benefit	(1)
Charges related to exit (after-tax)	(2)

Loss from discontinued operations	$(3)

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At March 31, 2006, TXU Energy Holdings had outstanding short-term borrowings consisting of commercial paper of $789 million with a weighted average interest rate of 4.88% at the end of the period and bank borrowings under the credit facilities of $45 million with a weighted average interest rate of 5.97% at the end of the period. At December 31, 2005, TXU Energy Holdings had outstanding short-term borrowings consisting of commercial paper of $306 million with a weighted average interest rate of 4.48% at the end of the period and bank borrowings under the credit facilities of $440 million with a weighted average interest rate of 4.86% at the end of the period.

Under the commercial paper program, TXU Energy Holdings may issue up to $2.4 billion of these securities. The program is supported by existing credit facilities.

Credit Facilities — At March 31, 2006, TXU Energy Holdings had access to credit facilities (all of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At March 31, 2006
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$487	$—	$913

Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	—	1,000

Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	—	1,600

Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500

Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$942	$45	$4,013

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In addition, TXU Energy Holdings and TXU Electric Delivery have access to $25 million under a joint uncommitted line of credit facility expiring December 31, 2006. In April 2006, TXU Energy Holdings borrowed the full amount under the facility. Under uncommitted facilities, lenders provide credit on a best efforts basis. Terms are generally consistent with existing credit facilities.

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

The maximum amount of funding currently available to TXU Corp. under the program is $700 million, and as of March 31, 2006 the program funding was $680 million. Funding under the program to TXU Energy Holdings as of March 31, 2006 was $582 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $114 million at March 31, 2006, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Energy Holdings, which is reported in accounts receivable, was $148 million and $154 million at March 31, 2006 and December 31, 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale) for TXU Energy Holdings, which consist primarily of interest costs on the underlying financing, were approximately $8 million and $4 million for the three-month periods ending March 31, 2006 and 2005 and approximated 5.2% and 3.5% for the first three months of 2006 and 2005, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Energy Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $1 million in the first three months of both 2006 and 2005, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The March 31, 2006 consolidated balance sheet reflects $730 million face amount of trade accounts receivable sold to TXU Receivables Company, such amount having been reduced by $582 million of undivided interests sold by TXU Receivables Company. Funding under the program to TXU Energy Holdings remained flat for the three months ended March 31, 2006 and increased $24 million for the three months ended March 31, 2005, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Holdings for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Cash collections on accounts receivable	$1,555	$1,445
Face amount of new receivables purchased	(1,549)	(1,414)
Discount from face amount of purchased receivables	9	5
Program fees paid	(8)	(4)
Servicing fees paid	(1)	(1)
Decrease in subordinated notes payable	(6)	(55)

Operating cash flows provided to TXU Energy Holdings under the program	$—	$(24)

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Long-term debt — At March 31, 2006 and December 31, 2005, the long-term debt of TXU Energy Holdings consisted of the following:

	March 31, 2006	December 31, 2005
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a) (b)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a) (b)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.220% Floating Series 2001A due October 1, 2030(c)	71	71
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
3.220% Floating Series 2001D due May 1, 2033(c)	268	268
4.850% Floating Taxable Series 2001I due December 1, 2036(c)	62	62
3.220% Floating Series 2002A due May 1, 2037(c)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	—

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.125% Fixed Senior Notes due March 15, 2008(d)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006	—	400
Capital lease obligations	102	103
Fair value adjustments related to interest rate swaps	8	9

Total TXU Energy Holdings	3,154	3,456
Less amount due currently	(1)	(401)

Total long-term debt	$3,153	$3,055

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Repurchased on May 1, 2006 for remarketing at a later date.
(c)	Interest rates in effect at March 31, 2006. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(d)	Interest rates swapped to floating on an aggregate $250 million principal amount.

Debt Issuances and Retirements in 2006 — In March 2006, TXU Energy Holdings issued the Brazos River Authority Series 2006 pollution control revenue bonds with an aggregate principal amount of $100 million. The bonds have a fixed interest rate of 5.0% and mature in March 2041. Net proceeds of $99 million (face amount less issuance expenses) from the issuance are held in a trust and are classified as restricted cash. Such proceeds will be released to TXU Energy Holdings by the trust at such time documentation of qualified expenditures are presented and approved by the trustee.

Retirements of other long-term debt in 2006 totaling $400 million represent payments at scheduled maturity dates.

Fair Value Hedges — TXU Energy Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective). At March 31, 2006, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring in 2008.

Long-term debt fair value adjustments —

March 31, 2006
Long-term debt fair value adjustments related to interest rate swaps at beginning of period — increase in debt carrying value	$9
Amortization of net gains on settled fair value hedges (a) (b)	(1)

Long-term debt fair value adjustments at end of period — increase in debt carrying value (net in-the-money value of swaps)	$8

(a)	Net value of settled in-the-money fixed-to-variable swaps that is being amortized as a reduction to interest expense over the remaining life of the associated debt.
(b)	Amount is pretax.

Any changes in open swap fair values reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

4. MEMBERSHIP INTERESTS

Under SFAS 123R, compensation expense related to TXU Corp.’s share-based awards to TXU Energy Holdings’ employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Energy Holdings recorded a credit of $2 million in the first quarter of 2006 to its membership interests account.

Cash distributions of $286 million were paid to US Holdings in both January 2006 and April 2006.

The following table presents the changes in membership interests for the three months ended March 31, 2006:

	Capital Accounts	Accumulated Other Comprehensive Gain (Loss)	Total Membership Interests
Balance at December 31, 2005	$4,474	$(121)	$4,353
Distributions paid to parent	(286)	—	(286)
Net income	520	—	520
Net effects of cash flow hedges	—	111	111
Effects of incentive compensation plans	2	—	2
Other	1	—	1

Balance at March 31, 2006	$4,711	$(10)	$4,701

5. COMMITMENTS AND CONTINGENCIES

Guarantees — As discussed below, TXU Energy Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of all guarantees entered into or modified subsequent to December 31, 2002.

Letters of credit — At March 31, 2006, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $452 million to support risk management and trading margin requirements in the normal course of business and for miscellaneous credit support requirements. As of March 31, 2006, approximately 71% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility maturing in December 2009, letters of credit totaling $455 million were outstanding at March 31, 2006 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit expire in 2009.

Debt obligation of TXU Corp. — TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $104 million at March 31, 2006) for its headquarters building.

Residual value guarantees in operating leases — TXU Energy Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At March 31, 2006, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $91 million. These leased assets consist primarily of mining equipment and rail cars. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately eight years.

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

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” TXU Corp. has filed a Motion to Quash Service for lack of personal jurisdiction. Discovery has commenced in this litigation. TXU Energy Holdings believes the claims against TXU Energy Holdings and its subsidiaries are without merit and TXU Energy Holdings intends to vigorously defend the lawsuits. TXU Energy Holdings is, however, unable to estimate any possible loss or predict the outcome of these actions.

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

Environmental Contingencies — The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on sulfur dioxide and nitrogen oxide emissions produced by electricity generation plants. TXU Energy Holdings’ capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all air pollution control provisions of the 1999 Restructuring Legislation have been satisfied.

TXU Energy Holdings must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Energy Holdings is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulation is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters;

•	the identification of sites requiring clean-up or the filing of other complaints in which TXU Energy Holdings may be asserted to be a potential responsible party.

6. CASH FLOW HEDGES UNDER SFAS 133

TXU Energy Holdings experienced net cash flow hedge ineffectiveness related to positions held at the end of the period of $5 million in losses for the three months ended March 31, 2006 and $1 million in gains for the three months ended March 31, 2005. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $1 million in net losses for the three months ended March 31, 2006 and $3 million in net gains for the three months ended March 31, 2005.

As of March 31, 2006, TXU Energy Holdings had no hedging positions against exposure to the variability of future cash flows from energy-related transactions that extend beyond 2010.

Cash flow hedge amounts reported in the statements of consolidated comprehensive income exclude net losses and gains associated with cash flow hedges entered into and settled within the period. These totaled $4 million in after-tax net gains for the three months ended March 31, 2006 and $180 thousand in after-tax net gains for the three months ended March 31, 2005.

TXU Energy Holdings expects that $7 million of after-tax net gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. These net gains relate to cash flow hedges and will be reclassified from accumulated other comprehensive income as the related hedged transactions are settled. Of this amount, $14 million of gains relate to commodity hedges and $7 million of losses relate to financing-related hedges.

7. OTHER DEDUCTIONS

	Three Months Ended March 31,
	2006	2005
Charge (credit) related to coal contract counterparty claim (a)	$(12)	$12
Capgemini outsourcing transition costs	—	3
Equity losses of entity holding investment in Capgemini	3	2
Credit related to impaired leases (b)	(4)	(15)
Other charges (credits) – net	3	(1)

Total other deductions	$(10)	$1

(a)	In the first quarter of 2005, a pretax charge of $12 million was recorded reflecting the nonperformance of a counterparty under a coal agreement. In the first quarter of 2006, this matter was settled with the counterparty in the amount of $12 million.
(b)	In December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds.

8. RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of TXU Energy Holdings:

•	TXU Energy Holdings incurs electricity delivery fees charged by TXU Electric Delivery. For the three months ended March 31, 2006 and 2005, these fees totaled $269 million and $312 million, respectively.

•	TXU Energy Holdings records interest expense to reimburse TXU Electric Delivery for interest on TXU Electric Delivery’s debt associated with generation-related regulatory assets, which now consist entirely of securitization bonds. For the three months ended March 31, 2006 and 2005, this interest expense totaled $13 million and $14 million, respectively.

•	Under the terms of the Settlement Plan, TXU Electric Delivery issued an initial $500 million of securitization bonds in 2003 and issued $790 million in 2004. The incremental income taxes TXU Electric Delivery will pay on the increased delivery fees to be charged to TXU Electric Delivery’s customers related to the transition bonds will be reimbursed by TXU Energy Holdings. Therefore, at March 31, 2006 and December 31, 2005, TXU Energy Holdings’ financial statements reflect a $395 million noninterest bearing note payable to TXU Electric Delivery ($42 million and $33 million reported as current, respectively).

•	Current and non-current advances to parent totaled $1.4 billion and $694 million at March 31, 2006 and December 31, 2005, respectively. The average daily balances of the advances to parent during the three months ended March 31, 2006 and 2005 were $789 million and $661 million, respectively. Interest income earned on the advances for the three months ended March 31, 2006 and 2005 was $10 million and $6 million, respectively. The weighted average interest rate for the three months ended March 31, 2006 and 2005 was 5.0% and 3.7%, respectively.

•	In December 2005, TXU Energy Holdings received a $1.5 billion note receivable from TXU Corp. in partial settlement of outstanding advances to parent. The note carries interest at the same rate that is applicable to other affiliate receivable balances and has no stated term. For the three months ended March 31, 2006, this interest income totaled $19 million.

•	TXU Corp. charges TXU Energy Holdings for financial, accounting, environmental and other administrative services at cost. For the periods ending March 31, 2006 and 2005, these costs totaled $20 million and $14 million, respectively, and are primarily included in SG&A expenses.

•	Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by TXU Electric Delivery and remitted to TXU Energy Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by TXU Energy Holdings are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in a net regulatory asset/liability. The regulatory asset, which totaled $3 million and $8 million at March 31, 2006 and December 31, 2005, respectively, and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•	In April 2004, TXU Corp. purchased TXU Energy Holdings’ exchangeable preferred membership interests from unaffiliated holders. Distributions on these securities to TXU Corp. or certain direct and indirect subsidiaries of TXU Corp. and amortization of the related discount totaled $22 million for both the three months ended March 31, 2006 and 2005 and are reported in interest expense and related charges.

•	In December 2005, US Holdings entered into an agreement to purchase the owner participant interest in a trust that leases combustion turbines to TXU Energy Holdings. Therefore, TXU Energy Holdings’ financial statements reflect a $44 million liability payable to US Holdings ($4 million reported as due currently) at March 31, 2006 and $59 million ($15 million reported as due currently) at December 31, 2005. The liability relates to lease payments for combustion turbines that TXU Energy Holdings has ceased operating for its own benefit.

•	TXU Energy Holdings has a 53.1% limited partnership interest, with a carrying value of $21 million, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $3 million in the first quarter of 2006 and primarily represents amortization of software assets held by the subsidiary.

•	TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. At March 31, 2006, TXU Energy Holdings had a federal tax payable to TXU Corp. of $138 million, reported in accrued income and other taxes, and at December 31, 2005, reported federal income taxes receivable from TXU Corp. of $361 million.

See Note 3 for information regarding the sale of receivables and see Note 9 for information regarding the change in allocation of pension and other postretirement benefit costs.

9. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2006	2005
Interest	$81	$67
Distributions on preferred membership interests	17	17
Amortization of discount and debt issuance costs	7	10
Interest capitalized in accordance with SFAS 34	(4)	(3)

Total interest expense and related charges	$101	$91

Restricted Cash —

	Balance Sheet Classification
	At March 31, 2006		At December 31, 2005
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Pollution control revenue bond funds held by trustee (See Note 3)	$45	$54	$—	$—
All other	3	—	8	—

Total restricted cash	$48	$54	$8	$—

Trade Accounts Receivable —

	March 31. 2006	December 31, 2005
Gross trade accounts receivable	$1,294	$1,791
Accounts receivable sold to TXU Receivables Company	(730)	(736)
Subordinated notes receivable from TXU Receivables Company	148	154
Allowance for uncollectible accounts related to receivables retained	(8)	(31)

Trade accounts receivable — net	$704	$1,178

Gross trade accounts receivable at March 31, 2006 and December 31, 2005 included unbilled revenues of $370 million and $443 million, respectively.

Allowance for Uncollectible Accounts —

	2006	2005
Allowance for uncollectible accounts as of January 1	$31	$15
Increase for bad debt expense	12	11
Decrease for account write-offs	(28)	(22)
Charge (credit) related to coal contract counterparty claim	(12)	12
Changes related to receivables sold	8	13
Other	(3)	3

Allowance for uncollectible accounts as of March 31	$8	$32

Allowances related to receivables sold are reported in current liabilities and totaled $21 million and $29 million at March 31, 2006 and December 31, 2005, respectively.

Inventories by Major Category —

	March 31, 2006	December 31, 2005
Materials and supplies	$110	$108
Environmental energy credits and emission allowances	12	21
Fuel stock	86	81
Gas stored underground	100	99

Total inventories	$308	$309

Commodity Contract Assets — Current and noncurrent commodity contract assets totaling $1.1 billion at March 31, 2006 and $1.9 billion at December 31, 2005 are stated net of applicable credit (collection) and performance reserves totaling $10 million and $12 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Investments —

	March 31, 2006	December 31, 2005
Nuclear decommissioning trust	$402	$389
Assets related to employee benefit plans	45	53
Land	32	32
Investment in affiliate holding Capgemini-related assets	21	24
Miscellaneous other	2	3

Total investments	$502	$501

Property, Plant and Equipment — At March 31, 2006 and December 31, 2005, property, plant and equipment of $10.0 billion for both periods is stated net of accumulated depreciation and amortization of $8.0 billion and $7.9 billion, respectively.

Asset Retirement Obligations — For TXU Energy Holdings, such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fired plant ash treatment facilities and asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

The following table summarizes the changes to the asset retirement liability during the three months ended March 31, 2006:

Asset retirement liability at December 31, 2005	$558
Additions:
Accretion	8
Reductions:
Net change in mining land reclamation estimated liability	(4)
Reclamation payments	(5)

Asset retirement liability at March 31, 2006	$557

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Mineral rights and other	$31	$24	$7	$31	$24	$7
Capitalized software placed in service	11	4	7	7	3	4
Land easements	2	1	1	2	1	1

Total	$44	$29	$15	$40	$28	$12

Aggregate TXU Energy Holdings amortization expense for intangible assets for the three months ended March 31, 2006 and 2005 was $0.9 million and $0.5 million, respectively. At March 31, 2006, the weighted average useful lives of mineral rights and other, capitalized software and land easements were 40 years, 6 years and 54 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is $1 million for the years 2006-2009 and less than $1 million for 2010.

Goodwill of $517 million at March 31, 2006 and December 31, 2005 was stated net of previously recorded accumulated amortization of $60 million.

Pension and Other Postretirement Benefits — TXU Energy Holdings is a participating employer in the pension plan sponsored by TXU Corp. TXU Energy Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated pension and other postretirement benefit costs applicable to TXU Energy Holdings totaled $5 million and $8 million for the three month periods ended March 31, 2006 and 2005, respectively.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. TXU Electric Delivery and TXU Energy Holdings have entered into an agreement whereby TXU Electric Delivery assumes responsibility for pension and other postretirement benefit costs for all applicable employees of TXU Energy Holdings. TXU Energy Holdings transferred $8 million of pension-related assets to TXU Electric Delivery in the first quarter of 2006 in accordance with this agreement.

The discount rate reflected in net pension and other postretirement benefit costs in 2006 is 5.75%. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Severance Liability Related to Restructuring Activities —

Liability for severance costs as of December 31, 2005	$18
Payments charged against liability	(10)

Liability for severance costs as of March 31, 2006	$8

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2006	2005
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$107	$89
Income taxes	$(370)	$73
Noncash investing and financing activities:
Noncash contribution of pension-related assets	$(8)	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of TXU Energy Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Energy Company LLC and subsidiaries (“TXU Energy Holdings”) as of March 31, 2006, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the TXU Energy Holding’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Energy Holdings as of December 31, 2005, and the related statements of consolidated income, comprehensive income, membership interests and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 10, 2006

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

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 2 to Financial Statements regarding discontinued operations).

Sales Volume Data

	Three Months Ended March 31,
	2006	2005	Change %
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	5,232	6,317	(17.2)
Small business (a)	1,727	2,034	(15.1)

Total historical service territory	6,959	8,351	(16.7)
Other territories:
Residential	611	628	(2.7)
Small business (a)	132	139	(5.0)

Total other territories	743	767	(3.1)
Large business and other customers	3,233	4,362	(25.9)

Total retail electricity	10,935	13,480	(18.9)
Wholesale electricity sales volumes (b)	9,285	12,239	(24.1)

Total sales volumes	20,220	25,719	(21.4)

Average volume (kWh) per retail customer (c):

Residential	2,959	3,256	(9.1)
Small business	6,528	7,002	(6.8)
Large business and other customers	60,718	63,906	(5.0)

Weather (service territory average) – percent of normal (d):

Percent of normal:
Cooling degree days	—%	76.2%
Heating degree days	75.1%	88.4%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006. Includes net sales volumes related to ERCOT balancing of 1,432 GWh and 759 GWh for the three months ended March 31, 2006 and 2005, respectively.
(c)	Calculated using average number of customers for period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	March 31,
	2006	2005	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,750	1,925	(9.1)
Small business (b)	274	299	(8.4)

Total historical service territory	2,024	2,224	(9.0)
Other territories:
Residential	218	195	11.8
Small business (b)	7	7	—

Total other territories	225	202	11.4
Large business and other customers	52	61	(14.8)

Total retail electricity customers	2,301	2,487	(7.5)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW annually.

Revenue and Market Share Data

	Three Months Ended March 31,
	2006	2005	Change %
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$746	$636	17.3
Small business (a)	257	228	12.7

Total historical service territory	1,003	864	16.1

Other territories:
Residential	89	57	56.1
Small business (a)	15	12	25.0

Total other territories	104	69	50.7

Large business and other customers	316	327	(3.4)

Total retail electricity revenues	1,423	1,260	12.9
Wholesale electricity revenues (b)	534	533	0.2
Net losses from risk management and trading activities	(44)	(53)	(17.0)
Other revenues	97	81	19.8

Total operating revenues	$2,010	$1,821	10.4

Risk management and trading activities:

Net realized losses on settled positions	$(48)	$(29)
Reversal of prior years’ net unrealized (gains)/losses on positions settled in current period	24	(9)
Other net unrealized losses, including ineffectiveness	(20)	(15)

Total net losses	$(44)	$(53)

Average revenues per MWh:

Residential	$142.71	$99.74	43.1
Small business	$146.50	$110.44	32.7
Large business and other customers	$97.88	$75.05	30.4

Estimated share of ERCOT retail markets (c):

Historical service territory:
Residential (d)	71%	79%
Small business (d)	69%	76%
Total ERCOT:
Residential	39%	43%
Small business	28%	30%
Large business and other customers	18%	25%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006. Includes net revenues related to ERCOT balancing of $58 million and $17 million for the three months ended March 31, 2006 and 2005, respectively.
(c)	Based on number of meters, except large business which is based upon annualized consumption.
(d)	Estimated market share is based on the number of customers that have choice.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,
	2006	2005	Change %
Fuel, purchased power costs and delivery fees ($ millions):

Nuclear fuel	$21	$20	5.0
Lignite/coal	117	115	1.7

Total baseload fuel	138	135	2.2
Gas/oil and purchased power	268	532	(49.6)
Other costs	71	63	12.7

Fuel and purchased power costs (a)	477	730	(34.7)
Delivery fees	313	343	(8.7)

Total	$790	$1,073	(26.4)

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear generation	$4.22	$4.18	1.0
Lignite/coal generation (b)	$12.01	$11.93	0.7
Gas/oil generation and purchased power	$59.35	$49.53	19.8

Delivery fee per MWh	$28.26	$25.16	12.3

Production and purchased power volumes (GWh):
Nuclear	5,080	4,797	5.9
Lignite/coal	10,874	10,520	3.4

Total baseload generation	15,954	15,317	4.2
Gas/oil generation	189	260	(27.3)
Purchased power (a)	4,326	10,565	(59.1)

Total energy supply	20,469	26,142	(21.7)
Less line loss and power imbalances	249	423	(41.1)

Net energy supply volumes	20,220	25,719	(21.4)

Baseload capacity factors (%):

Nuclear	102.7%	96.9%	6.0
Lignite/coal	90.4%	87.8%	3.0
Total baseload	93.9%	90.4%	3.9

(a)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(b)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating revenues increased $189 million, or 10%, to $2.0 billion in 2006. Retail electricity revenues increased $163 million, or 13%, to $1.4 billion.

•	The retail revenue increase reflected $392 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in May and October 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices.

•	The effect of higher pricing due to increased price-to-beat rates was partially offset by $238 million in lower retail volumes. Retail sales volumes declined 19% primarily reflecting a net loss of customers due to competitive activity and lower average consumption per customer due in part to changes in customer mix (to residential from large business) and milder weather. Total residential and small business volumes fell 16%. A 26% volume decline in the large business market also reflected a continuing strategy to target higher margin customers in that market.

•	Retail electricity customer counts at March 31, 2006 declined 7% from March 31, 2005. Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 7%.

Wholesale electricity revenues increased $1 million to $534 million. The change reflects the reporting of wholesale power trading activity on a net basis as described in Note 1 to Financial Statements, partially offset by the effect of higher wholesale prices. In addition, ERCOT balancing net revenues included within wholesale electricity revenues increased $41 million to $58 million due to higher volumes and prices.

The increase in other revenues of $16 million primarily reflects an increase in retail gas revenues driven by higher natural gas prices.

Results from risk management and trading activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, reflected net losses of $44 million in 2006 and $53 million in 2005. Because hedging activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2006 included:

•	$14 million in net realized losses associated with hedges entered into in prior years (largely 2003), the offsetting effects of which are reflected in electricity revenues and fuel and purchased power. This amount includes $8 million in losses related to positions that had been accounted for as cash flow hedges;

•	$11 million reversal of net unrealized gains previously recognized on power hedging positions settled in the current period, the offsetting effects of which are reflected in electricity revenues and fuel and purchased power costs;

•	$13 million in unrealized cash flow hedge ineffectiveness losses on unsettled positions related to the long-term hedging program initiated late in 2005;

•	$7 million in net realized gains associated with positions in the long-term hedging program accounted for as cash flow hedges, the offsetting effects of which are reflected in electricity revenues;

•	$8 million in unrealized cash flow hedge ineffectiveness gains on other unsettled positions; and

•	$17 million in net realized losses on settlement of various commodity trading positions.

Gross Margin

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Operating revenues	$2,010	100%	$1,821	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	790	39	1,073	59
Generation plant operating costs	155	8	153	9
Depreciation and amortization	83	4	78	4

Gross margin	$982	49%	$517	28%

Gross margin is considered a key operating metric as it measures the effect of the change in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver energy. Operating costs relate directly to generation plants. Depreciation and amortization expense included in gross margin relates to assets that are directly used in the generation of electricity.

Gross margin increased $465 million, or 90%, to $982 million in 2006. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as higher baseload production, in an environment of higher wholesale power prices. The increased wholesale power prices were driven by higher natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes and higher purchased power prices.

Gross margin as a percent of revenues increased 21 percentage points to 49%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 39%, and the average wholesale sales price per MWh rose 32% (18 percentage point margin increase); and

•	the effect of reporting wholesale power trading activity on a net basis (seven percentage point margin increase),

partially offset by:

•	a 20% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices (two percentage point margin decrease); and

•	a 12% increase in delivery fees per MWh reflecting a sales mix shift (to residential from large business) and higher delivery rates (two percentage point margin decrease).

Operating costs increased $2 million, or 1%, to $155 million in 2006. The increase reflected:

•	$5 million in higher property taxes due to increased property valuations;

•	$4 million in fees related to transition costs associated with generation engineering services agreements entered into in 2006; and

•	$3 million in costs related to higher baseload production,

partially offset by the absence in 2006 of $9 million in maintenance costs incurred for the nuclear refueling outage in 2005.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $5 million, or 6%, to $84 million reflecting higher depreciation related to normal property additions and replacements.

SG&A expenses increased by $8 million, or 7%, to $121 million in 2006. The increase reflected:

•	$6 million in executive severance expense (including amounts allocated from parent);

•	$4 million in higher sale of receivable program fees driven by higher interest rates; and

•	$3 million in increased benefits expense due to timing,

partially offset by:

•	$4 million of consulting expense incurred in 2005 primarily related to development and implementation of the TXU Operating System; and

•	$2 million in lower executive incentive compensation expense.

Other deductions totaled a credit of $10 million in 2006 and $1 million in expense in 2005. See Note 7 to Financial Statements for additional detail.

Interest income increased by $22 million to $31 million in 2006 reflecting $15 million due to higher average advances to parent (including the note receivable) and $7 million due to higher average rates.

Interest expense and related charges increased by $10 million, or 11%, to $101 million in 2006. The increase is primarily driven by interest on commercial paper issuances in 2006.

The effective income tax rate was 32.7% in 2006 and 31.4% in 2005. The effective tax rate is affected by amounts that reduce income taxes calculated at the statutory rate such as lignite depletion, amortization of investment tax credits and the production deduction benefit provided for under the American Jobs Creation Act of 2004. Because these amounts do not vary proportionately with the level of pretax earnings, a significant increase in pretax earnings as was the case in the first quarter of 2006 will result in a higher effective tax rate. This impact was partially offset by an increase in the production deduction.

Income from continuing operations increased $317 million, or 156%, to $520 million in 2006 driven primarily by improved gross margin.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2006. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to hedge accounting. For the three months ended March 31, 2006, this effect totaled $6 million in unrealized net gains ($24 million in reversals of net losses recognized in prior periods less $18 million in net losses on open positions) These positions represent economic hedging and proprietary trading activities.

Three Months Ended March 31, 2006
Net commodity contract liability at beginning of period	$(56)
Settlements of positions included in the opening balance (1)	24
Unrealized mark-to-market valuations of positions held at end of period (2)	(18)
Other activity (3)	(2)

Net commodity contract liability at end of period	$(52)

(1)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period, to offset realized gains and losses upon settlement.
(2)	Includes $3 million in net gains recorded at contract inception dates.
(3)	These amounts do not arise from mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received and related amortization. Activity for the period includes $12 million of natural gas received related to physical swap transactions as well as $10 million of option premium payments.

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

	Three Months Ended March 31,
	2006	2005
Unrealized gains/(losses) related to commodity contract positions	$6	$(27)
Ineffectiveness gains/(losses) related to cash flow hedges (a)	(1)	3

Total unrealized gains (losses) related to commodity contracts	$5	$(24)

(a)	See Note 6 to Financial Statements.

These amounts are included in the “risk management and trading activities” component of revenues.

Maturity Table — Included in the net commodity contract liability above at March 31, 2006 is a net asset of $41 million representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings. More than offsetting this net asset is a net liability of $93 million included in the March 31, 2006 balance sheet that is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including amounts related to natural gas physical swap transactions, as well as option premiums net of amortization. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of March 31, 2006, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract assets at March 31, 2006
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$131	$61	$11	$—	$203
Prices provided by other external sources	(161)	(4)	(20)	(1)	(186)
Prices based on models	25	(1)	—	—	24

Total	$(5)	$56	$(9)	$(1)	$41

Percentage of total fair value	(12)%	136%	(22)%	(2)%	100%

As the above table indicates, 124% of the net unrealized mark-to-market valuation gains at March 31, 2006 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT extend through 2010, depending upon delivery point, and for natural gas generally extend through 2010. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Three Months Ended March 31,
	2006	2005
Net increase in fair value of commodity hedges held at end of period	$113	$15
Derivative value net (gains)/losses related to hedged transactions settled during the period and reported in net income:
Commodities	(3)	16
Financing – interest rate swaps	1	1

	(2)	17
Effect of cash flow hedges reported in other comprehensive income related to continuing operations	$111	$32

TXU Energy Holdings has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings.

See Note 6 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the three months ended March 31, 2006 totaled $1.4 billion for an increase of $1.1 billion over the first quarter of 2005. The improvement reflected higher earnings (taking into account the noncash items identified in the statement of cash flows) as well as the following:

•	$114 million of gas purchases in 2005 in connection with natural gas physical swap transactions (largely all of which was received back from counterparties later in 2005);

•	$95 million in higher accounts payable payments in 2005 due to increased purchased power accounts payable at year end 2004 related largely to unusually cold weather; and

•	federal income tax refund received from TXU Corp. in 2006 for the 2005 year of $370 million compared to federal income tax payments made to TXU Corp. in 2005 for the 2004 year of $73 million. This change primarily reflects the expected reporting on the 2005 federal income tax return of a market value loss related to a power sales agreement.

Cash flows used in financing activities were $507 million in 2006 compared to $5 million provided by financing activities in 2005. The drivers of the $512 million increase in cash used in financing activities from 2006 to 2005 are summarized in the table below:

	Three Months Ended March 31,
	2006	2005
Net issuances (retirements) of borrowings, including premiums and discounts	$(221)	$197
Decrease in note payable to TXU Electric Delivery	—	(17)
Distributions paid to parent	(286)	(175)

Total	$(507)	$5

Cash flows used in investing activities totaled $863 million in 2006 compared to $247 million used during 2005. The table below details the business activities impacting the investing cash flows:

	Three Months Ended March 31,
	2006	2005
Capital expenditures, including nuclear fuel	$(91)	$(84)
Proceeds from sale of assets, including land	—	2
Proceeds from pollution control revenue bonds deposited with trustee	(99)	—
Proceeds from sales of nuclear decommissioning trust fund securities	44	41
Investments in nuclear decommissioning trust fund securities	(48)	(45)
Advances to affiliates	(670)	(158)
Other	1	(3)

Total	$(863)	$(247)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $17 million for 2006. This difference represents amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Investments in Future Power Generation — In April 2006, TXU Corp. announced a plan to invest up to $10 billion in power generation assets in Texas. This plan includes constructing 11 new generation units, including the previously disclosed Oak Grove and Sandow units. These new units are not expected to be developed or owned by TXU Energy Holdings, but rather, will likely be developed and owned by one or more other subsidiaries of TXU Corp. established for that purpose. TXU Corp.’s plan does include $500 million for retrofits of existing equipment and other actions to voluntarily reduce emission from TXU Energy Holdings’ lignite/coal fired-generation facilities. Further, TXU Corp. is launching a renewable energy initiative involving investment in power facilities that is expected to double TXU Energy Holdings’ renewable energy portfolio to 1,400 MW by 2011.

Long-term Debt Activity — During the first three months of 2006, TXU Energy Holdings issued or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
Pollution control revenue bonds	$100	$—
Floating rate debt	—	400

Total	$100	$400

See Note 3 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

In May 2006, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994B and 1995A, in an aggregate principal amount of $89 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for these series. TXU Energy Holdings currently plans to remarket the bonds in the future.

Credit Facilities — At May 2, 2006, TXU Energy Holdings, jointly with TXU Electric Delivery, had access to credit facilities totaling $5.0 billion of which $3.6 billion was unused. The facilities expire on various dates between June 2008 and June 2010. TXU Energy Holdings can directly access the maximum $5.0 billion under the facilities. These credit facilities are used for working capital and general corporate purposes and to support issuances of commercial paper and letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — At May 2, 2006, TXU Energy Holdings had $495 million of bank borrowings under the credit facilities and $941 million of commercial paper outstanding. The commercial paper funds short-term liquidity requirements.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Holdings under the program totaled $582 million at both March 31, 2006 and December 31, 2005. See Note 3 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Commodity Price Risk Management Program — As discussed in “Quantitative and Qualitative Disclosure about Market Risk” below, TXU Energy Holdings has been supplementing its hedging and risk management portfolio with market instruments that are expected to reduce exposure to changes in natural gas prices for the period from 2006 to 2011. This long-term hedging program could result in an increased demand on liquidity due to the potential need to post collateral with commodity contract counterparties in the event natural gas prices increase. Such collateral can be in the form of cash or letters of credit. As part of its ongoing credit and cash management practices, TXU Energy Holdings seeks to optimize the deployment of cash and/or letters of credit in managing this program. For each $1.00 per MMBtu increase in natural gas prices and assuming all the transactions in the program relied on cash-based collateral, TXU Energy Holdings could be required to post up to $625 to $675 million in additional cash collateral.

Commodity Contract Collateral Received — TXU Energy Holdings has the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held by TXU Energy Holdings in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under its credit facilities. As of March 31, 2006, TXU Energy Holdings held collateral from counterparties in the form of cash of $104 million. Counterparties may elect to convert the cash collateral to letters of credit at their discretion.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Energy Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2006, TXU Energy Holdings was in compliance with all such applicable covenants.

Credit Ratings

Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

Both S&P and Moody’s currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch’s outlook is negative for TXU Corp., US Holdings and TXU Energy Holdings and stable for TXU Electric Delivery. These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

Commercial paper issued by TXU Energy Holdings and TXU Electric Delivery has been rated P2 by Moody’s and F2 by Fitch and has not been rated by S&P.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building. In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit of approximately $104 million at March 31, 2006 would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $52 million in remaining lease payments (principal amount as of March 31, 2006), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the interest in the lease, assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its commodity contract positions at March 31, 2006, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post $137 million in additional collateral requirements. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $43 million. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at the time of any downgrade.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $2 million as of March 31, 2006.

Other arrangements of TXU Energy Holdings, including credit facilities and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings of TXU Energy Holdings.

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

Long-term Contractual Obligations and Commitments — There have been no significant changes in contractual cash obligations of TXU Energy Holdings, since December 31, 2005 as disclosed in the 2005 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 3 to Financial Statements.

Also see Note 5 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for discussion of commitments and contingencies.

REGULATION AND RATES

As previously disclosed, the discount on the October 2005 price-to-beat rate increase expired, resulting in a 12% increase in the average monthly residential bill effective January 1, 2006.

Between January and April of 2006, TXU Energy Holdings announced the launch of several competitive product service offerings. The offerings contain varying terms such as guaranteed pricing for fixed contract periods, variable rates indexed to market natural gas prices, time-of-use rates and several renewable power options.

In December 2005, the Commission staff issued an extensive list of questions regarding the price-to-beat rate mechanism, including transition away from the price-to-beat rate on January 1, 2007. TXU Energy Holdings was instrumental in forming a coalition (the retail market coalition) including almost all of the major REPs in Texas. The retail market coalition drafted and submitted comments to the Commission detailing the public policy and legal reasons that the price-to-beat rate-setting methodology should remain unchanged through 2006 and then expire as scheduled on January 1, 2007. However, other parties have submitted proposals to the Commission seeking changes to the price-to-beat rules, and the Chairman of the Commission proposed sweeping reforms to the rule, including a price-to-beat reset effective in December 2006. Although the Commission voted down the proposed price-to-beat reset, a rule proposing changes to the price-to-beat rule, mandating bill inserts and requiring the incumbent REPs to provide lists of their price-to-beat customers to competitors was published for comment. TXU Energy Holdings and certain members of the retail market coalition oppose these proposed revisions. Final disposition of the proposed revisions is expected in mid-2006. In addition, certain Texas legislators have asked the Governor to open the Texas Legislature’s special session, which commenced on April 17, 2006, to the issue of electricity prices. TXU Energy Holdings is unable to predict the outcome of these issues.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction was to continue until the earlier of January 1, 2007 or the date the Commission determined that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. These auctions have resulted in TXU Energy Holdings selling power at prices below wholesale market prices. In October 2005, TXU Energy Holdings filed a petition with the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. On March 8, 2006, the Commission approved TXU Energy Holdings’ petition for the cessation of such capacity auctions.

Wholesale Market Design — In August 2003, the Commission adopted a rule that, when implemented, will alter the wholesale market design in ERCOT. The rule requires ERCOT:

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on or about January 1, 2009. In light of this decision, ERCOT filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. On March 30, 2006, the Commission approved the Nodal Protocols and set an implementation date of no later than January 1, 2009. At this time, TXU Energy Holdings is unable to predict the impact of the proposed nodal wholesale market design on its operations.

Summary — Although TXU Energy Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

During the period ended March 31, 2006, there were no changes in accounting standards that impacted TXU Energy Holdings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Energy Holdings may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Energy Holdings is exposed to in the ordinary course of business. TXU Energy Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. TXU Energy Holdings enters into instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities.

RISK OVERSIGHT

TXU Energy Holdings’ wholesale business manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

COMMODITY PRICE RISK

TXU Energy Holdings is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed or purchased by TXU Energy Holdings. TXU Energy Holdings actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations. TXU Energy Holdings, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, TXU Energy Holdings enters into a variety of market transactions including, but not limited to, short- and long-term physical contracts, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. TXU Energy Holdings’ wholesale operations incorporate hedging activities, the structuring of long-term contractual arrangements and proprietary trading. The operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are closed out. TXU Energy Holdings strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-term Hedging Program — Under a commodity price risk management program commenced in October 2005, TXU Energy Holdings has been supplementing its risk management portfolio with natural gas-related financial instruments that are expected to reduce exposure to the effects on power prices of changes in natural gas prices in future years. The majority of these transactions are being accounted for as cash flow hedges. As of April 24, 2006, TXU Energy Holdings had outstanding forward contracts for the period from 2006 to 2011 representing 642 million MMBtu of natural gas, including a net 608 million MMBtu in instruments that are being accounted for as cash flow hedges of primarily future power sales. The values of the hedge instruments are based on natural gas prices, and power prices do not necessarily move in tandem with natural gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses reported in other comprehensive income, than TXU Energy Holdings has experienced in recent years. Based on the current size of the long-term hedging program, a parallel 0.1 (or 1%) change in market heat rate across each year of the program may cause up to an estimated $60 million to $85 million in cash flow hedge ineffectiveness pretax gains or losses.

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

	March 31, 2006	December 31, 2005
Period-end MtM VaR:	$9	$19
Average Month-end MtM VaR:	$10	$20

Earnings at Risk (EaR) — EaR measures the estimated potential reduction of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions. EaR excludes the effect of cash flow hedge ineffectiveness. See discussion above under “Long-term Hedging Program” (in this Commodity Price Risk section).

Cash Flow at Risk (CFaR) — CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions. CFaR excludes the effect of collateral requirements related to the long-term hedging program. See discussion above under “Commodity Price Risk Management Program” (in the Liquidity and Capital Resources section).

	March 31, 2006	December 31, 2005
EaR	$21	$32
CFaR	$147	$71

INTEREST RATE RISK

See Note 3 to Financial Statements for a discussion of debt-related activity since December, 31, 2005.

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

Credit Exposure — TXU Energy Holdings’ gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, totaled $1.9 billion at March 31, 2006.

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

Most of the remaining trade accounts receivable is with large business customers and wholesale counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of March 31, 2006, is $1.5 billion net of standardized master netting contracts and agreements that provide the right of set-off of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Energy Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.2 billion. Of this amount, 84% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Energy Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Energy Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $103 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with a put option. S&P currently maintains a BB+ rating with a stable outlook for Cap Gemini S. A.

The following table presents the distribution of credit exposure as of March 31, 2006, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, by investment grade and noninvestment grade, credit quality and maturity.

	Exposure before Credit Collateral	Credit Collateral	Net Exposure	Net Exposure by Maturity
				2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,186	$201	$985	$685	$134	$166	$985
Noninvestment grade	280	89	191	168	17	6	191

Totals	$1,466	$290	$1,176	$853	$151	$172	$1,176

Investment grade	81%	69%	84%
Noninvestment grade	19%	31%	16%

TXU Energy Holdings is exposed to credit risk related to its long-term hedging program. Of the transactions in the hedge program, over 90% of the volumes are with counterparties with an A credit rating or better, with the remainder at least investment grade.

TXU Energy Holdings had credit exposure to one counterparty having an exposure greater than 10% of the net exposure of $1.2 billion at March 31, 2006. This counterparty represented 12% of the net exposure. TXU Energy Holdings views its exposure with this counterparty to be within an acceptable level of risk tolerance. Additionally, approximately 73% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Energy Holdings does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Holdings contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Energy Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Energy Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	TXU Energy Holdings’ ability to attract and retain profitable customers;

•	delays in implementing any future price-to-beat fuel factor adjustments;

•	changes in wholesale electricity prices or energy commodity prices;

•	unanticipated changes in market heat rates in the Texas electricity market;

•	TXU Energy Holdings’ ability to effectively hedge against changes in commodity prices and market heat rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Energy Holdings’ financial instruments;

•	changes in technology used by and services offered by TXU Energy Holdings;

•	significant changes in TXU Energy Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Energy Holdings;

•	actions by credit rating agencies; and

•	the ability of TXU Energy Holdings to implement cost reduction initiatives and effectively execute its growth strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Energy Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, TXU Energy Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Energy Holdings’ internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Energy Holdings’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 regarding legal proceedings.

ITEM 1A. RISK FACTORS

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Form 10-K. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2005 Form 10-K.

TXU Energy Holdings’ businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Energy Holdings’ business and/or results of operations.

TXU Energy Holdings’ businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including the deregulation of the production and sale of electricity. TXU Energy Holdings will need to adapt to these changes. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted in, and may continue to result in, declines in customer counts and sales volumes.

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

TXU Energy Holdings’ revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in commodity prices, such as natural gas, and decreases in market heat rates.

TXU Energy Holdings is not guaranteed any rate of return on its capital investments in competitive businesses. TXU Energy Holdings markets and trades power and gas, including power from its own production facilities, as part of its wholesale markets management operation. TXU Energy Holdings’ results of operations are likely to depend in large part upon market prices for electricity, gas, lignite and coal in its regional market and other competitive markets and upon prevailing retail rates, which are set in part by regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. As a result of Hurricane Katrina, such pressures in September and October of 2005 played a role in TXU Energy Holdings’ decision to moderate the implementation of a price increase in November and December 2005 and to voluntarily not raise its price-to-beat rate from January 1, 2006 through April 1, 2006.

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

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions;

•	seasonality;

•	changes in electricity and fuel usage;

•	illiquidity in the wholesale power or other markets;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively priced alternative energy sources;

•	changes in supply and demand for energy commodities;

•	changes in power generation capacity and market heat rates;

•	outages at TXU Energy Holdings’ power generation facilities or those of its competitors;

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products;

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events; and

•	federal, state, local and foreign energy, environmental and other regulation and legislation.

All of TXU Energy Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand is generally supplied by gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which could fall if power prices fall relative to natural gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Energy Holdings’ baseload (lignite/coal and nuclear) power production, which provided a substantial portion of TXU Energy Holdings’ supply volumes in 2005, is dependent in significant part upon the price of natural gas and market heat rates. As a result, TXU Energy Holdings’ baseload power production could significantly decrease in value if natural gas prices fall or if market heat rates fall.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Energy Holdings is subject to the risk that the joint venture outsourcing arrangement with Capgemini or other comparable arrangements may not produce the desired cost savings. Should TXU Energy Holdings wish to terminate or modify the arrangements with Capgemini or other providers as a result of cost or quality issues, or if Capgemini or those other providers become financially unable to perform their obligations, TXU Energy Holdings would incur transition costs, which would likely be significant, to switch to another vendor.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)		—	Certification of M. S. Greene, Chairman of the Board, President and Chief Executive of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)		—	Certification of David A. Campbell, Manager and Acting Chief Financial Officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)		—	Certification of M. S. Greene, Chairman of the Board, President and Chief Executive of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)		—	Certification of David A. Campbell, Manager and Acting Chief Financial Officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ENERGY COMPANY LLC

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: May 11, 2006