Form 10-K
period 2006-12-31
TXU ENERGY CO LLC
filed 2007-03-08
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE - None

TXU Energy Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, as soon as reasonably practicable, after they have been filed with or furnished to the Securities and Exchange Commission. TXU Energy Company LLC will provide copies of current reports not posted on the TXU Corp. website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Energy Company

Commission	Public Utility Commission of Texas

EITF 02-03	Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 45	FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

IRS	US Internal Revenue Service

kWh	kilowatt-hours

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of power by the market price of natural gas.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, among TXU Corp., Merger Sub Parent and Merger Sub.

Merger Sub	Texas Energy Future Merger Sub Corp., a Texas corporation and a wholly-owned subsidiary of Merger Sub Parent.

Merger Sub Parent	Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Service, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) were required to be made available to those customers until January 1, 2007

PURA	Public Utility Regulatory Act

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Rating Services, a division of the The McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

SG&A	selling, general and administrative

Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met

Sponsors	The private investment group, consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group, that directly and indirectly owns Merger Sub Parent and Merger Sub.

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp. a holding company, and/or its consolidated subsidiaries, depending on context

TXU DevCo	Refers to subsidiaries of TXU Corp. that have been established for the purpose of developing and constructing new lignite/coal-fueled generation facilities. The TXU DevCo subsidiaries are not subsidiaries of TXU Energy Company.

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Company	Refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context, engaged in electricity generation and wholesale and retail energy markets activities. This Form 10-K and other SEC filings of TXU Energy Company occasionally make references to TXU Energy Company when describing actions, rights or obligations of its subsidiaries. These references reflect the fact that the subsidiaries are consolidated with TXU Energy Company for financial reporting purposes. However, these references should not be interpreted to imply that TXU Energy Company is actually undertaking the action or has the rights or obligations of its subsidiaries.

TXU Energy	Refers to TXU Energy Retail Company LP, a subsidiary of TXU Energy Company and a REP engaged in the retail sale of power to residential and business customers.

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Company

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Company

US	United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Company

v

Items 1. and 2. BUSINESS AND PROPERTIES

TXU ENERGY COMPANY BUSINESS AND STRATEGY

Business Summary

TXU Energy Company LLC (TXU Energy Company) is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings), which is a wholly-owned subsidiary of TXU Corp. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. TXU Energy Company is managed as an integrated business; therefore, there are no reportable business segments.

TXU Energy Company’s operations are conducted principally through the following subsidiaries: TXU Generation Company LP (TXU Power); TXU Energy Retail Company LP (TXU Energy); TXU Portfolio Management Company LP (TXU Wholesale); and two lignite mining subsidiaries. TXU Generation Development Company LLC, currently a wholly-owned subsidiary of TXU Corp., and its subsidiaries (collectively, TXU DevCo) are engaged in the development of new lignite/coal-fueled generation facilities. It is now expected that the development of three proposed lignite/coal fueled generation units in Texas will be performed by one or more subsidiaries of TXU Energy Company. See discussion below under “TXU DevCo.”

On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. For further details on the proposed transaction, refer to the section entitled “Proposed Merger” below.

TXU Energy Company owns or leases 17,605 megawatts (MW) of generation for its own use in Texas, including 2,300 MW of nuclear-fired capacity, 5,837 MW of lignite/coal-fueled capacity and 9,468 MW of natural gas-fueled capacity. TXU Energy Company provides electricity to more than 2.1 million electricity customers in Texas. As of December 31, 2006, TXU Energy Company’s estimated share of the Electric Reliability Council of Texas (ERCOT) retail residential and small business markets was 37% and 26%, respectively. At December 31, 2006, approximately 3,560 personnel were engaged in TXU Energy Company business activities, including 1,656 employees under collective bargaining agreements.

TXU Energy Company operates primarily within the ERCOT region, which represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission system of those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of approximately 150 members, including electric cooperatives, municipal power agencies, investor-owned independent generators, independent power marketers, electric transmission and distribution utilities and independent REPs.

Gas-fueled generation is the predominant supply resource in the ERCOT region in terms of both the installed capacity and electricity generation, accounting for approximately 75% of the capacity and 50% of the energy produced in the ERCOT region. As a result, natural gas-fueled plant operators are the marginal suppliers in ERCOT, and wholesale electricity prices are highly correlated to natural gas prices.

TXU Energy Company believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

•	market rules support fair and robust competition, while providing opportunities to optimize the generation fleet operations and purchased power requirements;

•	peak demand is expected to grow at an average rate of 2.3% per year;

•	it is a sizeable market with 62 gigawatts (GW) of peak demand and approximately 33 GW of average demand; and

•

as projected by ERCOT, in the absence of generation additions, annual reserve margins are expected to fall below ERCOT’s desired margin of 12.5% as early as 2009, thus providing opportunities for generation owners and developers. Reserve margin is defined as the excess of system capability over peak load expressed as a percentage of peak load.

Proposed Merger

Summary Description of Merger Agreement and Proposed Merger

The following disclosure is as provided in TXU Corp.’s 2006 Annual Report on Form 10-K.

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007. TXU Corp.’s board of directors, with the assistance of its independent advisors, intends to solicit proposals during this go-shop period. After April 16, 2007, TXU Corp. may continue discussions with certain persons who have made proposals prior to the end of the go-shop period. After the go-shop period, TXU Corp. is not permitted to solicit additional proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. There can be no assurances that the solicitation of proposals will result in an alternative transaction. TXU Corp. does not intend to disclose developments with respect to this solicitation process unless and until its board of directors has made a decision regarding any alternative proposals.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of organizational documents, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend at the current rate of $0.4325 per quarter.

TXU Corp. may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with a termination, TXU Corp. would have to pay a fee of $1 billion to Merger Sub Parent, unless such termination is in connection with a superior proposal submitted by certain persons who made such a proposal prior to the end of the go-shop period, in which case the fee would be $375 million. In certain other circumstances, the Merger Agreement provides for Merger Sub Parent to pay to TXU Corp. a fee of $1 billion upon termination of the Merger Agreement.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC) and other customary closing conditions. In addition, Merger Sub Parent and Merger Sub will not be obligated to consummate the proposed merger unless the representations and warranties of TXU Corp. set forth in the Merger Agreement are true and correct as of the closing date, except where any failures of any the representations and warranties to be true and correct, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on TXU Corp. TXU Corp. also expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated.

In connection with the proposed merger, TXU Corp. has agreed to a strategy that modifies TXU DevCo’s previously disclosed plans to build new generation facilities and provides for revisions to TXU Energy’s pricing and marketing initiatives.

The Merger Agreement was filed with the US Securities and Exchange Commission (SEC) on a Form 8-K on February 26, 2007. The foregoing descriptions of the Merger Agreement and the proposed merger do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement.

Financing of the Proposed Merger

In connection with the proposed merger, Merger Sub has received a debt commitment letter from a group of lenders (Debt Financing Sources) to provide funds for the purpose of financing the proposed merger (collectively, the Merger Funds). In addition to the equity financing to be provided by the Sponsors, it is expected that the Merger Funds will be funded by approximately $24.6 billion in indebtedness provided by the Debt Financing Sources, the substantial majority of which is anticipated to be incurred by TXU Energy Company, secured by substantially all of the assets of TXU Energy Company and its subsidiaries, and guaranteed by substantially all of the subsidiaries of TXU Energy Company. It is expected that a portion of the Merger Funds will be funded with unsecured debt issued by TXU Corp. In addition to the Merger Funds, the debt commitments provide for funds to repay some outstanding indebtedness of TXU Corp. and its subsidiaries, and to pay fees and expenses incurred in connection with the proposed merger. Significant liquidity facilities will be made available to 1) TXU Energy Company to provide for ongoing working capital and other general corporate purposes of the surviving corporation and its subsidiaries after the consummation of the proposed merger and 2) TXU Electric Delivery to provide for ongoing working capital and for other general corporate purposes for TXU Electric Delivery and its subsidiaries. None of the new debt to be incurred (other than the TXU Electric Delivery liquidity facility) will be raised at, guaranteed by, or secured by the assets of, TXU Electric Delivery. While Merger Sub Parent has advised TXU Corp. that there is significant uncertainty as to the various details of the ultimate structure of the debt financing (including whether TXU Corp. will guarantee any of the debt of TXU Energy Company) and the outstanding debt securities that may be repaid or refinanced, the proposed merger is not conditioned on the receipt of such debt financing and the availability of the debt financing from the Debt Financing Sources is subject only to documentary and other customary closing conditions.

Overview of TXU Corp. Business Growth Strategies

In 2004, TXU Corp. launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

•

Phase one involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the capital structure and improve financial flexibility. This phase also included changing pricing and commodity price hedging strategies to reflect rising natural gas prices, resolving significant litigation risks and lowering business process costs through a significant outsourcing arrangement. Phase one was completed in 2004.

•

Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has been largely completed but remains ongoing as a basis for continuous process improvement.

•

Phase three included development and implementation of the growth strategy for TXU Corp. and its two operating segments. In 2006, actions were initiated to execute this strategy by way of several key initiatives launched during the year, including planned development of new generation facilities. TXU Corp. has agreed to reevaluate this strategy in connection with the proposed merger.

Business Organization

TXU Energy Company is managed as an integrated business; however, for purposes of operational accountability and performance management, the segment has been divided into electricity generation operations (TXU Power), the retail electricity sales operations (TXU Energy) and wholesale energy markets operations (TXU Wholesale), each of which is conducted through separate legal entities. It is now expected that the development of three proposed lignite/coal-fueled generation units in Texas will be performed by one or more subsidiaries of TXU Energy Company. See discussion below under “TXU DevCo.”

TXU Power

Strategy

The goal of TXU Power is to become the safest and most productive operator of generation facilities in the US. TXU Power intends to achieve industry leading safety and top decile reliability and operating cost performance and sustain year-over-year real productivity improvements of 5% across all operations. TXU Power continues to utilize the TXU Operating System to capture opportunities to drive lean operations throughout its operations. TXU Power believes that the execution of this process has helped it further enhance an advantaged lignite/coal-fueled generation operating capability.

Overview of Generation Assets

TXU Power’s electricity generation fleet consists of 19 plants with total generating capacity as shown in the table below:

Fuel Type	Capacity (MW)	Number of Plants	Number of Units (a)
Nuclear	2,300	1	2
Lignite/coal	5,837	4	9
Natural gas (b)(c)	9,468	14	35

Total	17,605	19	46

(a)	Leased units consist of six natural gas-fueled units totaling 390 MW of capacity. All other units are owned.
(b)	Includes 1,679 MW representing seven units mothballed and not currently available for dispatch.
(c)	Excludes 585 MW representing nine combustion turbine units currently operated for an unaffiliated party’s benefit.

The generation plants are located primarily on land owned in fee simple. Nuclear and lignite/coal-fueled (baseload) plants are generally scheduled to run at capacity except for periods of backdown due to low periods of demand or scheduled major maintenance activities. The natural gas-fueled generation units supplement the baseload generation capacity in meeting variable consumption as production from these units can more readily be ramped up or down as demand warrants.

One of TXU Power’s key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by natural gas-fueled generation. New natural gas-fueled capacity, while generally more efficient to operate than existing natural gas-fueled capacity due to technological advances, is subject to the volatile cost of natural gas fuel. On the other hand, baseload nuclear and lignite/coal-fueled plants currently have lower variable generation costs than new natural gas-fueled plants at current average market natural gas prices.

Nuclear Generation Assets

TXU Power operates two generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW. Comanche Peak’s Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity to meet the load requirements in ERCOT. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in a two-unit outage in one year, with the next scheduled to occur in 2008. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last 3 years, the refueling outage period per unit has ranged from a high of 38 days in 2004 to a low of 18 days in 2006. The Comanche Peak plant operated at a capacity factor of 98.8% in 2006, which represents top decile performance of US nuclear generation facilities.

TXU Power has contracts in place for nuclear fuel conversion services through 2007. In addition, TXU Power has contracts for the acquisition of raw uranium and for nuclear fuel enrichment services through mid-2008, as well as for nuclear fuel fabrication services through 2018.

Contracts for the acquisition of raw uranium and nuclear fuel conversion services through 2012 and 2009, respectively, are being finalized. Additional contracts to ensure a portion of nuclear fuel enrichment services through 2020 are being finalized. TXU Power does not anticipate any issues with finalizing these contracts by the end of 2007 and does not anticipate any difficulties in acquiring raw uranium and contracting for associated services in the foreseeable future.

TXU Power’s on-site used nuclear fuel storage capability is sufficient for five to ten years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity.

The Comanche Peak nuclear generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial generation reactors. Based on these extensions and expectations of industry practice, in 2003 the estimated useful life of the Comanche Peak nuclear generation units was revised to 60 years. TXU Power expects to file a license extension request in accordance with timing and other provisions established by the NRC.

With license extensions, plant decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs are fully recoverable from TXU Electric Delivery’s customers through an ongoing delivery surcharge.

Lignite/Coal–Fueled Generation Assets

TXU Power’s lignite/coal-fueled generation fleet has a capacity of 5,837 MW and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units) and Sandow (1 unit) plants. These plants are generally operated at full capacity to meet the load requirements in ERCOT. Maintenance outages are scheduled during off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit averaged 33 days. TXU Power’s lignite/coal-fueled generation fleet operated at a capacity factor of 89.1% in 2006, which represents top decile performance of US coal-fueled generation facilities.

Approximately 67% of the fuel used at TXU Power’s lignite/coal-fueled generation plants in 2006 was supplied from owned in fee or leased proven surface-minable lignite reserves dedicated to the Big Brown, Monticello and Martin Lake plants, which were constructed adjacent to the reserves. TXU Energy Company owns in fee or has under lease an estimated 595 million tons of proven reserves dedicated to its generation plants, and also owns in fee or has under lease in excess of 119 million tons of proven reserves not currently dedicated to specific generation plants. In 2006, over 22 million tons of lignite were recovered to fuel TXU Power’s plants. TXU Energy Company utilizes owned and/or leased equipment to remove the overburden and recover the lignite. As part of an agreement to supply power to an adjacent aluminum smelting plant, the Sandow plant is fueled from lignite deposits controlled and mined by Alcoa, Inc.

Lignite mining operations include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. In 2006 alone, regulatory authorities approved TXU Power’s release from further reclamation obligation of approximately 8,000 acres of reclaimed land; TXU Power planted more than 1.2 million trees as part of this reclamation.

TXU Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Power’s generating plants by railcar. Based on its current usage, TXU Power believes that it has sufficient lignite reserves for the foreseeable future and has contracted 76% of its western coal resources and 100% of the related transportation through 2009.

Security Interest — A first-lien security interest has been placed on the two lignite/coal-fueled generation units at TXU Power’s Big Brown plant to support commodity hedging transactions entered into by TXU DevCo. The lien can be used to secure obligations related to current and future hedging transactions of TXU Energy Company, TXU DevCo or other TXU Corp. subsidiaries of up to an aggregate of 1.2 billion million British thermal units (MMBtu) of natural gas.

Natural Gas-Fueled Generation Assets

TXU Power also operates a fleet of natural gas-fueled generation units, which includes 28 units with a total 7,789 MW of currently available capacity, as dispatched by TXU Wholesale. A significant number of the natural gas-fueled units have the ability to switch between natural gas and fuel oil. As discussed above, these units predominantly serve as peaking units that can be more readily ramped up or down as demand warrants. See TXU Wholesale discussion below under “Portfolio Management”.

Regulation

TXU Power is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear generation plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear generation plants and subject such plants to continuing review and regulation. TXU Power also holds a power marketer license from the FERC.

TXU Energy

Strategy

TXU Energy’s strategy is to achieve industry-leading customer service, continue to develop innovative customer solutions and offerings and achieve a 40% market share in the residential retail market in ERCOT. In addition, TXU Energy’s strategy includes initiatives to improve both out-of-territory customer acquisition rates and small business customer acquisition and winbacks within Texas.

TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy has invested in customer-related infrastructure and capabilities. Together with its business support services vendor, Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp. and its subsidiaries (Capgemini), TXU Energy uses its customer relationships, customer service operations, technology operating platforms, commercial operations, marketing and customer loyalty to actively compete to retain its customer base and to add customers.

Market Territory

TXU Energy serves more than 2.1 million retail electricity customers, of which 1.9 million are in its historical service territory, which was the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.

Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the deregulated retail electricity market. As a result, competition is expected to continue to be robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to the other areas of ERCOT now open to competition including the Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas. TXU Energy continues to market its services in Texas to add new customers and to retain its existing customers. As of January 2007, there are approximately 60 REPs certified to compete within the state of Texas.

Price-to-Beat Rates

As a result of the legislation that restructured the electric utility industry in Texas to provide for retail competition (1999 Restructuring Legislation), effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Public Utility Commission of Texas (the Commission), to residential and small business customers located in their historical service territories. The price-to-beat mechanism was intended to spur competition as the rates were set such that competing REPs could profitably offer lower rates. TXU Energy, as a REP affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to these classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class was supplied by competing REPs. TXU Energy met the 40% threshold target calculation for its small business customers in December 2003 and began offering rates other than the price-to-beat rate to this customer class. Since January 1, 2005, TXU Energy has offered rates different from the price-to-beat rate to all customer classes, but was required to make the price-to-beat rate available for residential and small business customers in its historical service territory until January 1, 2007.

Under amended Commission rules, effective April 2003 through December 2006, affiliated REPs of electricity delivery utilities were allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average forward price of natural gas increased or decreased more than 5% (10% if the petition was filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. Because of rising natural gas prices, TXU Energy petitioned and received approval from the Commission for price-to-beat rate increases that were implemented in each of the years 2003 through 2006. As of January 1, 2007, TXU Energy is no longer required to offer the price-to-beat rate to any of its customer classes.

Pricing and Marketing Initiatives

In 2006, TXU Energy launched its “Pick Your Plan” initiative that provides savings to customers of up to 15 percent and announced plans to expand TXU Energy’s demand-side management program, which provides opportunities for further savings through lower consumption or changes in consumption by time of day. TXU Energy currently offers ten price plans in the North Texas market (historical service territory) and four plans in other competitive markets. In anticipation of the transition to full competition in the Texas marketplace on January 1, 2007, in the fourth quarter of 2006 TXU Energy announced the following initiatives to give customers greater savings, peace of mind, flexibility and price certainty:

•

a one-time customer appreciation bonus of $100 to residential customers who were receiving service from TXU Energy on October 29, 2006 and living in areas where TXU Energy offered its price-to-beat rate. The bonus is expected to be paid out in the form of credits on customer bills and is expected to be fully settled in 2007;

•

price protection from any future price increases due to volatile commodity prices for its residential price-to-beat and other month-to-month customers paying a rate that is equal to the price-to-beat rate as of December 31, 2006 who choose to remain on their existing plan and meet certain other criteria, for a period of three years or until at least January 1, 2010;

•	a limited-time incentive of $25 to customers switching to one of the many pricing plans other than the basic month-to-month plan; and

•

extension through September 1, 2007 of TXU Energy’s unique 10 percent low-income-customer discount program, as TXU Energy continues to work with elected officials to restore state funding for this important program.

TXU Corp. has announced that in connection with the proposed merger, effective with March 27, 2007 meter reads, TXU Energy will provide a six percent price discount to those customers in the historical service territory that have month-to-month service plans with a rate equivalent to the former price-to-beat rate. Further, upon closing of the proposed merger, TXU Energy intends to provide an additional four percent discount and also provide price protection through September of 2008 to those customers. The aggregate 10% price discounts are expected to provide total annual savings of more than $300 million to those customers.

TXU Wholesale

Strategy

TXU Wholesale’s goal is to deliver best-in-class energy management services to internal and external customers. The ongoing strategy of TXU Wholesale includes optimizing value and managing risk across TXU Corp.’s native unregulated assets, developing and expanding its wholesale market presence and providing proprietary commodity insights to capture, retain and add value for TXU Corp.

Portfolio Management

TXU Wholesale plays a pivotal role in supporting TXU Power and TXU Energy by optimizing the performance of the generation assets and sourcing the electricity requirements for TXU Energy’s customers. TXU Wholesale manages commodity price exposure across the complementary generation and retail businesses on a portfolio basis. Under this approach, TXU Wholesale manages the risks of imbalances between generation supply and sales load, which primarily represent exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale markets activities that include physical purchases and sales and transacting in financial instruments.

TXU Wholesale manages the commodity exposure of the generation and retail portfolio through asset management and hedging activities. TXU Wholesale provides TXU Energy with the electricity and related services to meet retail customer demand and the operating requirements of ERCOT. TXU Wholesale also supports TXU Power in selling forward generation and seeking to maximize the economic value of the fleet. In consideration of operational production and customer consumption levels that can be highly variable as well as opportunities for long-term purchases and sales with large wholesale electricity market participants, TXU Wholesale buys and sells electricity in the spot and short-term market and executes longer-term forward electricity purchase and sales agreements.

In its hedging activities, TXU Wholesale enters into contracts for the physical delivery of electricity and natural gas, exchange traded and “over-the-counter” financial contracts and bilateral contracts with producers, generators and end-use customers. In October 2005, TXU Wholesale commenced a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. As of February 28, 2007 a net outstanding 1.95 billion MMBtu of natural gas (an equivalent of over 220,000 GWh) over the period 2007 to 2012 has effectively been sold forward by TXU Energy Company and TXU DevCo, principally utilizing natural gas-related financial instruments. See “Natural Gas Price and Market Heat-Rate Exposure” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

TXU Wholesale also dispatches the gas-fueled generation fleet owned and operated by TXU Power. TXU Wholesale’s dispatching activities are performed through a centrally managed real-time operational staff that synthesizes operational activities across the fleet and interfaces with various wholesale market channels. TXU Wholesale coordinates the overall commercial strategy for these plants working closely with TXU Power. In addition, TXU Wholesale manages the fuel procurement requirements for the natural gas-fueled generation plants.

Commercial Wholesale Market Activities

TXU Wholesale engages in commercial operations such as physical purchases, storage and sales of natural gas, electricity and natural gas trading and third-party asset management. TXU Wholesale’s natural gas operations include well-head production contracts, transportation agreements, storage leases and retail sales. TXU Wholesale currently manages approximately 18 billion cubic feet of natural gas storage capacity and has a presence outside of Texas in both electricity and natural gas commodity trading.

Risk Management Practices

TXU Wholesale manages exposure to wholesale commodity and credit related risk within established transactional risk management policies and limits. TXU Wholesale targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Risk management processes include capturing transactions, performing and validating valuations and reporting exposures on a daily basis using commodity information systems designed to support a large transactional portfolio. A risk management forum meets regularly to ensure that business practices comply with approved transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. TXU Wholesale has a strict disciplinary program to address any violations of the risk management policies and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

Renewable Energy Activities

TXU Wholesale is one of the largest purchasers of wind-generated electricity in Texas and the fifth largest in the US. TXU Wholesale currently purchases electricity from wind projects with approximately 704 MW of capacity located in West Texas. In June 2006, TXU Wholesale launched a renewable energy initiative involving the purchase of electricity from, and/or investment in, wind-generated power facilities that is expected to double its renewable energy portfolio to 1,500 MW.

TXU DevCo

TXU DevCo is engaged in the development of new lignite/coal-fueled generation facilities. In connection with the proposed merger, TXU Corp. has announced that it currently intends to develop three new generation units. The development of these three proposed units is now expected to be performed by one or more subsidiaries of TXU Energy Company. The following discussion presents TXU Corp.’s expectations with respect to lignite/coal-fueled and nuclear generation facility development activities as stated in its 2006 Annual Report on Form 10-K.

Strategy

TXU DevCo’s objective is to satisfy the need to replace aging generation facilities and meet growing electricity demand through the development of economical, reliable and environmentally responsible baseload technologies. Successful execution is expected to result in increased energy efficiency, lower prices, reduced emissions and less dependence on foreign energy sources.

Texas Generation Facilities Development

The first step in meeting these challenges has been to provide a solution for Texas consumers, who face shrinking reserve margins and potential supply shortfalls over the next five years absent new generation facilities. In 2006, TXU Corp. announced that it intended to develop and construct up to 11 lignite/coal-fueled generation units in central and east Texas, with a total estimated capacity of up to 9,300 MW. In connection with the proposed merger, TXU Corp. has modified its strategy and has reduced the number of lignite/coal-fueled generation units that it intends to develop and construct in Texas from 11 to three units with total estimated capacity of approximately 2,200 MW.

The three units proposed to be developed consist of one new generation unit at an existing TXU Corp. lignite/coal-fueled generation plant site (Sandow) and two units at a site (Oak Grove) owned by TXU Corp. that was originally slated for the construction of a generation plant a number of years ago. Aggregate capital expenditures for these three units are expected to total approximately $3.2 billion, including all construction, site preparation and mining development costs.

The development program includes up to $450 million for investments in state-of-the-art emissions controls for the three proposed new units. Further, TXU Corp. expects additional capital expenditures for environmental control systems at existing generation facilities to total up to $400 million. See discussion below under “Environmental Regulations and Related Considerations”.

Developmental activities are well underway for the three proposed units. TXU Corp. subsidiaries have executed engineering, procurement and construction (EPC) agreements for these units with Bechtel Power Corporation and Fluor Enterprises, Inc. In addition, to facilitate meeting the expected timeline for the start-up of the new facilities, TXU DevCo or the EPC contractors have placed orders for critical, long lead-time equipment, including boilers, turbine generators and air quality control systems.

TXU Corp. expects the Texas Commission on Environmental Quality (TCEQ) to issue final air permits for the Oak Grove units by year-end 2007. Construction of Oak Grove is expected to commence immediately following the issuance of the related air permit. The expected on-line dates of the units are as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010.

If the merger closes, TXU Corp. does not intend to apply or reapply for permits to build additional generation units utilizing current pulverized coal-fueled technology in Texas or in any other US region.

Potential Nuclear Generation Development

As previously disclosed, TXU Corp. also planned to develop applications to file for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas. TXU Corp. currently plans to develop an application to file for combined licenses for at least one site (up to 3,400 MW of new nuclear generation capacity) at its existing Comanche Peak nuclear generation facility. The Comanche Peak application is expected to be submitted in 2008, which could facilitate bringing the new capacity on-line between 2015 and 2020. Because of regulatory and supply chain uncertainties, TXU Corp. believes that nuclear generation capital costs and development times are currently not competitive with other technologies. TXU Corp. is continuing its ongoing process to resolve these uncertainties and is employing a technical and economic feasibility process with original equipment manufacturers to design a safe and reliable nuclear generation facility and seek to achieve per kilowatt capital costs that are up to 30 to 40 percent lower than current average publicly-announced industry estimates.

ENVIRONMENTAL REGULATIONS AND RELATED CONSIDERATIONS

The following discussion reflects TXU Corp.’s position on these matters, as disclosed in TXU Corp.’s 2006 Annual Report on Form 10-K, taking into account current and expected future activities of TXU Corp. and TXU Energy Company.

Climate Change and Carbon Dioxide

TXU Corp. participates in a voluntary electric utility industry sector climate change initiative in partnership with the US Department of Energy. This initiative supports the Bush Administration’s greenhouse gas emissions intensity reduction program, Climate VISION. In addition, TXU Corp. continues to participate in a voluntary greenhouse gas emission reduction program under the Energy Policy Act of 1992 and since 1995 has reported the results of its program annually to the US Department of Energy.

In conjunction with the merger agreement, TXU Corp. announced its commitment to reduce carbon dioxide (CO2) emissions and intent to join the US Climate Action Partnership (USCAP), which is a broad-based group of businesses and leading environmental groups organized to work with the President, the Congress and all other stakeholders to enact environmentally effective and economically sustainable climate change programs. As part of its support of USCAP, TXU Corp. is also pledging to support a mandatory cap and trade program to reduce CO2 emissions.

TXU Corp.’s approach to addressing global climate change is based upon the following principles:

•	Climate change is a global issue requiring a comprehensive solution addressing all greenhouse gases, sources and economic sectors in all countries;

•	Development of US energy and environmental policy should seek to ensure US energy security and independence;

•

Solutions should encourage investment in a diverse supply of new generation to meet US needs to maintain adequate reserve margins and support economic growth, as well as address customers’ needs for affordable and reliable energy;

•

Policies should encourage significant investments in research and development and deployment of a broad spectrum of solutions, including energy efficiency, renewable energy and coal, natural gas and nuclear-fueled generation technologies; and

•

Any mandate to reduce greenhouse gas emissions should be developed under a market-based framework that is consistent with expected technology development timelines and supports the displacement of old, inefficient power generation technology with advanced, more efficient technology.

TXU Corp.’s strategies for lowering greenhouse gas emissions include:

•

Investing in technology — TXU Corp. expects to invest up to $2 billion over the next five to seven years for the development and commercialization of cleaner power plant technologies, including integrated gasification combined cycle, the next generation of more efficient ultra-supercritical coal and pulverized coal emissions technology to reduce CO2 emission intensity. A number of actions, including research and development investments and partnerships, have already been initiated to advance next-generation technologies.

•

Providing electricity from renewable sources — TXU Corp. intends to become a leader in providing electricity from renewable sources by more than doubling its purchases of wind power to more than 1,500 MW. TXU Corp. also intends to promote solar power through solar/photovoltaic rebates.

•	Committing to demand side management initiatives — TXU Corp. intends to invest $400 million over the next five years in programs designed to encourage customer electricity demand efficiencies.

•	Reducing CO2 emissions by increasing production efficiency — TXU Corp. expects to increase production efficiency of its existing generation facilities by up to 2 percent.

•

Developing a nuclear generation facility — TXU Corp. plans to develop an application to file with the NRC for combined construction and operating licenses for up to 3,400 MW of new nuclear generation capacity at its Comanche Peak nuclear generation plant. TXU Corp. expects to submit the application in 2008. Nuclear generation is the lowest emission source of baseload generation available.

Late in 2006, several bills addressing climate change were introduced in the US Congress, and TXU Corp. expects that more will follow. These bills differ in certain critical aspects pertaining to CO2 emissions trading, allocation of CO2 emissions allowances, the economic sectors covered and timing of future emissions limits or restrictions. TXU Corp. continues to assess the financial and operational risks posed by possible future legislative changes pertaining to greenhouse gas emissions, but because these proposals are in the formative stages, TXU Corp. is unable to predict any future impacts on its financial condition and operations.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

The federal Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 (associated with acid rain) and NOx (associated with smog), the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Corp.’s generation plants meet the SO2 allowance requirements and NOx emission rates.

In 2005, the US Environmental Protection Agency (EPA) issued a final rule to further reduce SO2 and NOx emissions from power plants. The SO2 and NOx reductions required under the Clean Air Interstate Rule (CAIR) are based on a cap and trade approach (market-based) in which a cap is put on the total quantity of emissions allowed in 28 eastern states (including Texas), emitters are required to have allowances for each ton emitted, and emitters are allowed to trade emissions under the cap. The CAIR reductions are proposed to be phased in between 2009 and 2015.

Also in 2005, the EPA published a final rule requiring reductions of mercury emissions from coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) is based on a cap and trade approach on a nationwide basis. The mercury reductions are proposed to be phased in between 2010 and 2018.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions would be required on a unit-by-unit basis. The EPA provides the option for states to use CAIR to satisfy the BART reductions for electric generating units and Texas has chosen this option.

TXU Corp. expects that upon completion of its plan to develop three new lignite/coal-fueled generation units in Texas, emissions of NOX, SO2 and mercury from its entire lignite/coal-fueled generation fleet, including both the new and existing units, will be reduced by 20% from 2005 levels. This reduction is expected to be accomplished through the installation of best-available emissions control equipment in both the new and existing units and fuel blending. These efforts, which will involve incremental equipment investments, including up to $400 million at existing generation facilities, as well as additional costs for facility operations and maintenance in the future, will be coordinated with the CAIR, CAMR and BART rules for the most cost-effective compliance plan options.

The Clean Air Act also requires each state to monitor air quality for compliance with federal health standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ proposed new State Implementation Plan rules in December 2006 to deal with 8-hour ozone standards. These rules, if adopted, would require further NOx emission reductions from certain TXU Corp. facilities in the Dallas-Fort Worth area.

Water

The TCEQ and/or the EPA have jurisdiction over water discharges (including storm water) from Texas and US facilities, respectively. Facilities of TXU Corp. are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into water. TXU Corp. holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Corp. believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans (SPCC) for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plants and facilities. TXU Corp. has determined that SPCC plans will be required for certain substations, work centers and distribution systems by July 1, 2009. The company is currently compiling data for development of these plans. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures were published by the EPA in 2004. As prescribed in the regulations, TXU Corp. is implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. The results of this program will determine the impact on TXU Corp., which cannot be predicted at this time.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Corp. possesses all necessary permits for these activities from the TCEQ for its present operations.

Radioactive Waste

Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. TXU Corp. intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Corp.’s on-site storage capacity at the Comanche Peak plant is expected to be adequate until other off-site facilities become available. (See discussion under “Nuclear Generation Assets” above).

Solid Waste, including Fly Ash Associated with Lignite/Coal-Fueled Generation

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Corp. TXU Corp. is in compliance with all applicable solid waste rules and regulations. In addition, TXU Corp. has registered solid waste disposal sites and has obtained or applied for permits required by such regulations.

Environmental Capital Expenditures

Capital expenditures for TXU Corp.’s environmental projects totaled $48 million in 2006 and are expected to total approximately $190 million in 2007, exclusive of emissions control equipment investment planned as part of the three-unit Texas generation development program, which is expected to total up to $450 million over the construction period.

Item 1A. RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on TXU Energy Company’s operations, financial results and financial condition, and could cause TXU Energy Company’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Risks Relating to TXU Energy Company’s Businesses

TXU Energy Company’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Energy Company’s business and/or results of operations.

TXU Energy Company’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity. TXU Energy Company will need to adapt to these changes. For example, the Texas retail electricity market became competitive as of January 1, 2002, and the introduction of competition has resulted in, and may continue to result in, declines in customer counts and sales volumes.

TXU Energy Company’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the Texas Railroad Commission, the TCEQ, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, recovery of costs and investments, decommissioning costs and present or prospective wholesale and retail competition. TXU Energy Company, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the Commission. Changes in, revisions to or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Energy Company may sell electricity) may have an adverse effect on TXU Energy Company’s businesses.

The Texas Legislature convened in its regular biennial session beginning January 9, 2007. Public statements by key legislators, including the current Chairman of the House Committee on Regulated Industries, which has jurisdiction over electric industry issues in the House, and the Chairman of the Senate Committee on Business and Commerce, which has jurisdiction over electric industry issues in the Senate, indicate a high likelihood that various measures pertaining to the electric industry will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include initiatives that could affect the competitive framework of the retail electricity market, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. TXU Energy Company is unable to predict the outcome of the 2007 legislative process, including any impacts relating to the announcement of the merger. Any new laws and regulations may have an adverse effect on TXU Energy Company’s businesses and, in some limited circumstances, the ability to close the proposed merger.

The litigation environment in which TXU Energy Company operates poses a significant risk to its businesses.

TXU Energy Company and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. Judges and juries in the state of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. TXU Energy Company and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in the state of Texas poses a significant business risk.

TXU Energy Company may lose a significant number of retail customers in its historical service territory due to competitive REP marketing activity and faces competition from incumbent providers outside its historical service territory.

TXU Energy Company faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well known brand recognition. Such competitors may also offer prices that TXU Energy Company believes are too low to be sustainable over the long-term, but attract customers away from TXU Energy Company.

In most retail electric markets outside its historical service territory, TXU Energy Company’s principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers, including well-known brand recognition. In addition to competition from the incumbent utilities and their affiliates, TXU Energy Company may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Energy Company and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger or better capitalized than TXU Energy Company. If there is inadequate potential margin in these retail electric markets, it may not be profitable for TXU Energy Company to enter these markets.

TXU Energy Company’s revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in prices of commodities, such as natural gas, and decreases in market heat rates.

TXU Energy Company is not guaranteed any rate of return on its capital investments in competitive businesses. TXU Energy Company markets and trades electricity and natural gas, including electricity from its own generation facilities, as part of its wholesale markets management operation. TXU Energy Company’s results of operations depend in large part upon market prices for electricity, natural gas and coal in its regional market and other competitive markets and upon prevailing retail rates, which may be impacted by actions of regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. As a result of Hurricane Katrina, such pressures in September and October of 2005 played a role in TXU Energy Company’s decision to moderate the implementation of a price increase in November and December 2005 and to voluntarily not raise its price-to-beat rate from January 1, 2006 through April 1, 2006. Further, TXU Energy Company has agreed to grant price discounts in connection with the proposed merger and provide price protection through September 2008.

Some of the fuel for TXU Energy Company’s generation facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Energy Company can obtain for electricity sales may not change at the same rate as changes in fuel costs. In addition, TXU Energy Company purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect TXU Energy Company’s costs incurred in meeting its obligations.

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions;

•	seasonality;

•	changes in electricity and fuel usage;

•	illiquidity in the wholesale power or other markets;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively priced alternative energy sources;

•	changes in supply and demand for energy commodities;

•	changes in generation efficiency and market heat rates;

•	outages at TXU Energy Company’s generation facilities or those of its competitors;

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products;

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events; and

•	federal, state and local energy, environmental and other regulation and legislation.

All of TXU Energy Company’s generation facilities are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand is generally supplied by natural gas-fueled generation plants. Wholesale electricity prices also move with market heat rates, which could fall if wholesale electricity prices fall relative to natural gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Energy Company’s baseload (lignite/coal-fueled and nuclear) generation assets, which provided a substantial portion of TXU Energy Company’s supply volumes in 2006, is dependent in significant part upon the price of natural gas and market heat rates. As a result, TXU Energy Company’s baseload generation assets could significantly decrease in profitability and value if natural gas prices fall or if market heat rates fall.

TXU Energy Company’s assets or positions cannot be fully hedged against changes in commodity prices and market heat rates; its hedging transactions may not work as planned; hedge counterparties may default on their obligations to TXU Energy Company; TXU Energy Company and one of its subsidiaries are exposed to claims of the counterparties to hedging transactions entered into by affiliates that are not subsidiaries of TXU Energy Company; and TXU Energy Company might not be able to satisfy all of its guarantees and indemnification obligations relating to hedging and risk management activities.

TXU Energy Company cannot fully hedge the risk associated with changes in natural gas prices or market heat rates because of the expected useful life of TXU Energy Company’s generation assets and the size of its position relative to market liquidity. To the extent TXU Energy Company has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact TXU Energy Company’s results of operations and financial position, either favorably or unfavorably.

To manage its financial exposure related to commodity price fluctuations, TXU Energy Company routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Energy Company routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Although TXU Energy Company devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, TXU Energy Company cannot precisely predict the impact that risk management decisions may have on its business, results of operations or financial position.

To the extent TXU Energy Company engages in hedging and risk management activities, TXU Energy Company is exposed to the risk that counterparties that owe TXU Energy Company money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, TXU Energy Company might be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Energy Company might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including TXU Energy Company.

In connection with its subsidiaries’ hedging and risk management activities, TXU Energy Company has guaranteed or indemnified the performance of a portion of its subsidiaries’ obligations relating to such activities. In addition, TXU Energy Company has guaranteed hedging obligations of TXU DevCo and its subsidiaries, affiliates that are not subsidiaries of TXU Energy Company, and a subsidiary of TXU Energy Company has pledged the two lignite/coal-fueled generation units at its Big Brown plant to secure current and future hedging transactions of up to an aggregate of 1.2 billion MMBtu of natural gas. Consequently, TXU Energy Company and its subsidiary are exposed to claims of the counterparties to such hedging transactions, and the assets of the subsidiary which are subject to the security interests of the lien may be unavailable to satisfy the claims of the other creditors of the subsidiary of TXU Energy Company. Further, upon the occurrence of certain events, including the closing of the proposed merger, the hedging obligations of TXU DevCo and its subsidiaries will become direct obligations of TXU Energy Company and secured by a first-lien interest in all TXU Energy Company’s assets.

TXU Energy Company might not be able to satisfy all of its guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in credit quality, like the recent downgrade by Standard & Poor’s Rating Services (S&P) of TXU Energy Company’s long-term debt ratings to below investment grade, or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact TXU Energy Company’s liquidity and financial position.

TXU Energy Company may suffer material losses, costs and liabilities due to its ownership and operation of the Comanche Peak nuclear generation plant.

The ownership and operation of a nuclear generation plant involves certain risks. These risks include: outages or unexpected costs due to equipment, mechanical, structural or other problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; the costs of securing the plant against possible terrorist attacks; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Comanche Peak could materially affect TXU Energy Company’s financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•

Operational Risk – Operations at any nuclear generation plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak. In 2007, certain equipment at Comanche Peak is expected to be replaced, which will require extended outages. The cost of these actions is currently expected to be material.

•

Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•

Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear generation plants generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Energy Company’s resources, including insurance coverage.

The operation and maintenance of electricity generation facilities involves significant risks that could adversely affect TXU Energy Company’s results of operations and financial condition.

The operation and maintenance of electricity generation facilities involves many risks, including, as applicable, start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of TXU Energy Company’s facilities were constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to generate electricity, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Energy Company’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Energy Company could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Energy Company’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

TXU Energy Company’s cost of compliance with environmental laws and regulations are significant, and the cost of compliance with new environmental laws could materially adversely affect TXU Energy Company’s results of operations and financial condition. Recently, federal laws aimed at regulating the emission of greenhouse gases have been proposed; and it is likely that additional bills will be introduced in 2007. The future impacts of greenhouse gas legislation on TXU Energy Company will depend in large part on the details of the legislation and the timetable for mandatory compliance. TXU Energy Company continues to assess the financial and operational risks posed by possible future greenhouse gas legislation at the federal and state levels. TXU Energy Company is unable to predict their future impacts on its financial condition and operations.

TXU Energy Company is subject to extensive environmental regulation by governmental authorities. In operating its facilities, TXU Energy Company is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits. TXU Energy Company may incur significant additional costs to comply with these requirements. If TXU Energy Company fails to comply with these requirements, it could be subject to civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to TXU Energy Company or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.

TXU Energy Company may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Energy Company fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs.

In addition, TXU Energy Company may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired, leased or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, TXU Energy Company may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to TXU Energy Company.

Late in 2006, several bills addressing climate change were introduced in the US Congress and TXU Energy Company expects that more will follow. These bills differ in certain critical aspects pertaining to CO2 emissions allowances trading, allocation of CO2 emissions allowances, the economic sectors covered and timing of future emissions limits or restrictions. Although TXU Corp. continues to assess the financial and operational risks posed by possible future legislative changes pertaining to greenhouse gas emissions, it is currently unable to predict any future impact on its financial condition and operations.

TXU Corp.’s growth strategy for TXU Energy Company’s businesses may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of TXU Corp.’s growth strategy for TXU Energy Company’s businesses will be successful. As discussed below, TXU Corp’s growth strategy for TXU Energy Company’s businesses (Growth Strategy) is dependent upon many factors. Changes in laws, regulations, markets, costs or other factors could negatively impact the execution of the Growth Strategy, including causing management to change the Growth Strategy. Even if TXU Corp. is able to execute its Growth Strategy, it may take longer than expected at costs higher than expected.

With respect to TXU Corp’s publicly announced plan to develop three new lignite/coal-fueled generation units through a subsidiary of TXU Energy Company (Development Plan), there can be no guarantee that TXU Energy Company could successfully execute the Development Plan. While TXU Energy Company has experience in operating lignite/coal-fueled generation facilities, it has limited experience in developing and constructing such facilities. To the extent construction is not managed efficiently and to a timely conclusion, cost overruns may occur resulting in the overall development costing significantly more than anticipated. This may also result in delays in the expected online dates for the facilities resulting in less overall income than projected. While TXU Energy Company believes it could acquire the resources needed to effectively execute the Development Plan, TXU Energy Company would be exposed to the risk that it may not be able to attract and retain skilled labor, at projected rates, for developing and constructing the new facilities.

The Development Plan is subject to permitting risks. TXU Corp. may not be able to obtain in a timely manner, if at all, the permits necessary to develop and operate the Oak Grove facility. Obtaining the permit necessary for the development and operation of Oak Grove, and the timely issuance of such permit, could be impeded by litigation against TXU Corp. or any of its subsidiaries, including TXU Energy Company, and/or the applicable regulatory agencies. In addition, obtaining the permit, and the timely issuance of the permit, is subject to the regulatory approval process. The Oak Grove permit has been opposed and is the subject of a contested case hearing that resulted in an unfavorable recommendation from the State Office of Administrative Hearings. The engineering, procurement and construction agreement related to the Oak Grove project provides that if full notice to proceed has not been given to the EPC contractor by March 1, 2007, the terms of the agreement related to cost and guaranteed schedule will be subject to change. A full notice to proceed has not been given, and it is not expected that one will be given until approval of the air permit for the Oak Grove project. There can be no assurances that the delay in providing a full notice to proceed with respect to the Oak Grove project will not result in an adverse impact to the cost or guaranteed delivery schedule of the Oak Grove project.

In addition, while there is an existing air permit for the Sandow project under which the project is being constructed, it was issued to Alcoa pursuant to a consent decree issued by a federal court that contains certain provisions that create risks to the project, including a provision that requires the project to be commercially operational by April 25, 2007, an unachievable deadline. TXU Corp. has reached a negotiated settlement with the US Department of Justice and the EPA that would resolve the consent decree issues related to the unachievable commercial operations deadline. On February 28, 2007, the federal court approved the settlement agreement between TXU Corp., the US Department of Justice and the EPA. Based in part on the district court’s ruling, TXU Corp. has announced that it intends to continue development of the Sandow project. The judgment of the federal court is subject to appeal. If the court ruling is appealed, TXU Corp. has announced that it would vigorously defend. There can be no assurance that an appeals court would not overturn the district court’s ruling, which would result in an adverse impact on the Sandow project.

The Development Plan is subject to changes in laws, regulations and policies that are beyond TXU Energy Company’s control. Changes in law, regulation or policy regarding commodity prices, power prices, electric competition or solid-fuel generation facilities or other related matters could adversely impact the Development Plan. In recent months, global warming has received significant media attention, which has resulted in legislators focusing on environmental laws, regulations and policies. Changes in any environmental law, regulation or policy, such as regulations of emissions of CO2, if not implemented in a manner that focuses on technology, incentives and a functioning wholesale market, could adversely impact the Development Plan.

The Development Plan is subject to changes in the electricity market, primarily ERCOT for its new build program in Texas, that are beyond TXU Energy Company’s control. If demand growth is less than expected or if other generation companies build new generation assets in markets in which the new generation facilities are to be located, the Development Plan could impact market prices of power such that the new generation capacity becomes uneconomical. In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact the Development Program. Even if TXU Energy Company enters into hedges to reduce such exposures, TXU Energy Company would still be subject to the credit risk of its counterparties.

The Development Plan is subject to other risks that are beyond TXU Energy Company’s control. For example, TXU Energy Company is exposed to the risk that a change in technology for electricity generation facilities and/or emissions control technologies may make other generation facilities less costly and more attractive than the proposed new lignite/coal-fueled generation facilities. TXU Energy Company is subject to risks relating to transmission capabilities and constraints. TXU Energy Company is also exposed to the risk that its contractors may default on their obligations and compensation for damages received, if any, will not cover TXU Energy Company’s losses.

The ability to finance the construction of the new generation facilities is subject to a variety of risks. As a result of the proposed merger, TXU Corp. has stated that it expects that the three units being developed will be financed using short-term debt or operating cash flows until the proposed merger closes, at which time the funding will continue under financings arranged by the Sponsors. In the event the proposed merger does not close, TXU Energy Company may find it difficult to finance the new facilities on in a timely basis.

TXU Energy Company’s retail business is subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to its reputation and/or results of operations of the retail business.

TXU Energy Company’s retail business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, payment history, credit bureau data, credit and debit card account numbers, drivers license numbers, social security numbers and bank account information. The retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business. A security breach may occur, despite security measures taken by the retail business and required of vendors. If a significant or widely publicized breach occurred, the reputation of the retail business may be adversely affected, customer confidence may be diminished, or the retail business may be subject to legal claims, any of which may contribute to customer attrition and have a negative impact on the business and/or results of operations of the retail business.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Energy Company is subject to the risk that the joint venture outsourcing arrangement with Capgemini or other similar arrangements may not produce the desired cost savings. Should TXU Energy Company wish to terminate or modify the arrangements with Capgemini or other providers, or if Capgemini or those other providers become financially unable to perform their obligations, TXU Energy Company would incur transition costs, which would likely be significant, to switch to another vendor.

TXU Energy Company relies on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, their customers. Any infrastructure failure could negatively impact customer satisfaction and could have a material negative impact on TXU Energy Company’s business and results of operations.

TXU Energy Company depends on transmission and distribution facilities owned and operated by affiliated and unaffiliated utilities to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy Company’s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. For example, during some periods transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where TXU Energy Company has a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy Company’s customers could negatively impact the satisfaction of its customers with its service.

TXU Energy Company offers bundled services to its retail customers, with some bundled services offered at fixed prices and for fixed terms. If TXU Energy Company’s costs for these bundled services exceed the prices paid by its customers, TXU Energy Company’s results of operations could be materially adversely affected.

TXU Energy Company offers its customers a bundle of services that include, at a minimum, the electricity itself plus transmission, distribution and related services. The prices TXU Energy Company charges for this bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Energy Company’s underlying cost to provide the components.

TXU Energy Company’s retail business is subject to the risk that it will not be able to profitably serve its customers given the announced price protection and price cuts, which could result in an adverse impact to its reputation and/or results of operations of the retail business.

In connection with the proposed merger, TXU Energy announced a 10 percent price reduction for residential customers in its historical service territory who have not already switched to one of the many pricing plans other than the basic month-to-month plan. Customers will receive a six percent reduction beginning in late March and an additional four percent reduction at the closing of the proposed merger. In addition, TXU Energy announced that, upon closing of the proposed merger, it will provide price protection through September 2008, ensuring that these customers receive the benefits of these savings through two summer seasons of peak energy usage. The prices TXU Energy charges during this period could fall below TXU Energy’s underlying cost to provide electricity.

Changes in technology may reduce the value of TXU Energy Company’s generation plants and may significantly impact its business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with the traditional generation plants owned by TXU Energy Company. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient generation facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Energy Company has facilities, the market value of TXU Energy Company’s generation assets could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the profitability and value of TXU Energy Company’s generation assets. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, TXU Energy Company’s revenues could be reduced.

TXU Energy Company’s future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day. As a result, TXU Energy Company is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

TXU Energy Company’s results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes an economic weakness in the ERCOT region.

TXU Energy Company derives substantially all of its revenues from its operations in the ERCOT region. As a result, regardless of the state of the economy in areas outside the ERCOT region, economic weakness in the ERCOT region could lead to reduced demand for electricity in the ERCOT region. Such a reduction could have a material negative impact on TXU Energy Company’s results of operations and financial condition.

Downgrades in TXU Energy Company’s credit ratings could negatively affect its ability to access capital and could require TXU Energy Company to post collateral or repay certain indebtedness.

In connection with the announcement of the proposed merger, S&P and Fitch Ratings, Ltd. (Fitch) have downgraded TXU Energy Company’s long-term debt ratings, with S&P’s rating now being two notches below investment grade. Further, due to the announcement of the proposed merger, S&P has placed TXU Energy Company’s long-term debt ratings on CreditWatch negative, Moody’s Investor Services, Inc. (Moody’s) has placed the ratings on review for possible downgrade, and Fitch also placed the ratings on Rating Watch Negative. Downgrades in TXU Energy Company’s long-term debt ratings generally cause borrowing costs to increase and the pool of potential investors and funding sources to decrease and might trigger liquidity demands pursuant to the terms of a number of commodity contracts, leases and other agreements.

Most of TXU Energy Company’s large customers, suppliers and counterparties require an expected level of credit worthiness in order for them to enter into transactions. As TXU Energy Company’s credit ratings decline, particularly below investment grade, the costs to operate TXU Energy Company’s business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Energy Company. As a result of recent rating agency actions regarding the ratings of TXU Energy Company and its affiliates, TXU Energy Company’s ability to utilize the commercial paper markets has been reduced and, to the extent available, made more expensive.

In addition, as discussed under Material Credit Rating Covenants included in Appendix A to this report, the terms of certain of TXU Energy Company’s financing and other arrangements contain provisions that are directly or indirectly affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

TXU Energy Company is a holding company, and its obligations are structurally subordinated to existing and future liabilities of its subsidiaries.

TXU Energy Company is a holding company. Substantially all of TXU Energy Company’s consolidated assets are held by subsidiaries. Accordingly, TXU Energy Company’s cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to TXU Energy Company in the form of distributions, loans or advances, and repayment of loans or advances from TXU Energy Company. These subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Energy Company with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because TXU Energy Company is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and any future preferred stock of its subsidiaries. Therefore, TXU Energy Company’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that TXU Energy Company may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by TXU Energy Company. For example, any such claims would be subject to the first-lien security interest that has been placed on the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant to support a TXU Energy Company affiliate’s obligations under certain commodity hedge agreements as part of TXU Corp.’s overall corporate hedge program.

In the future, TXU Energy Company could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Energy Company’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Energy Company relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Energy Company’s access to the financial markets could be adversely impacted by the announcement of the proposed merger, the recent downgrades in TXU Energy Company’s credit ratings and the credit ratings of TXU Corp. and TXU Corp.’s other subsidiaries, and various other factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	changes in interest rates;

•	a deterioration of TXU Energy Company’s credit or further reductions in TXU Energy Company’s credit ratings or the credit ratings of TXU Corp. or TXU Corp.’s other subsidiaries;

•	extreme volatility in TXU Energy Company’s markets that increases margin or credit requirements;

•	a material breakdown in TXU Energy Company’s risk management procedures; and

•	the occurrence of material adverse changes in TXU Energy Company’s businesses that restrict TXU Energy Company’s ability to access its liquidity facilities.

A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Energy Company’s credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Energy Company’s liquidity and credit could limit its wholesale markets activities. An increase in TXU Corp.’s capital costs or limitations of its wholesale markets activities could have a material negative impact on TXU Corp.’s results of operations and financial condition.

The issues and associated risks and uncertainties described above are not the only ones TXU Energy Company may face. Additional issues may arise or become material as the energy industry evolves.

Risks Relating to the Proposed Merger

TXU Energy Company cannot make any assurance that the proposed merger will be consummated.

Consummation of the proposed merger is subject to the satisfaction of various closing conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions described in the Merger Agreement. TXU Corp. has also announced that it expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger. TXU Energy Company cannot guarantee that these closing conditions will be satisfied, that TXU Corp. will receive the approval from the Federal Communications Commission or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•	the attention of TXU Energy Company’s management from the day-to-day business of TXU Energy Company may be diverted;

•	TXU Energy Company may lose key employees;

•	TXU Energy Company’s relationships with customers and vendors may be disrupted as a result of uncertainties with regard to its business and prospects; and

•	TXU Corp. may be required to pay significant transaction costs related to the proposed merger, such as a transaction termination (break-up) fee of up to $1.0 billion.

Any such events could have a material negative impact on TXU Energy Company’s results of operations and financial condition.

TXU Energy Company may not be able to attract or retain key management employees.

The announcement of the proposed merger may have a negative impact on TXU Energy Company’s ability to attract and retain key management and maintain and attract new third party relationships. Any such events could have a material negative impact on TXU Energy Company’s results of operations and financial condition.

TXU Energy Company will have substantially more debt.

TXU Energy Company will have substantial indebtedness if the proposed merger is consummated. There can be no assurance that TXU Energy Company’s businesses will be able to generate sufficient cash flows from operations to meet its debt service obligations. TXU Energy Company’s level of indebtedness has important consequences, including limiting their ability to invest operating cash flow to expand their businesses or execute its strategy, to capitalize on business opportunities and to react to competitive pressures, because TXU Energy Company must dedicate a substantial portion of these cash flows to service its debt. In addition, TXU Energy Company and its subsidiaries could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions expected to be included in the debt instruments executed in connection with the consummation of the proposed merger. Any of this new indebtedness may contain restrictive covenants, which may adversely affect TXU Energy Company’s and its subsidiaries’ ability to service existing indebtedness or operate their businesses.

Indebtedness incurred in connection with the proposed merger will cause the subordination of existing indebtedness.

Some or all of the new financing to be incurred in connection with the proposed merger is expected to be issued by TXU Energy Company and secured by its assets or assets of its subsidiaries. Therefore, TXU Energy Company’s existing unsecured indebtedness that does not contain a covenant requiring TXU Energy Company to secure such indebtedness on an equal basis with the new financing will be effectively subordinated to future secured indebtedness to the extent of the value of the assets securing that indebtedness.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Litigation — On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company, LP, Oak Grove Management Company LLC, and TXU Corp. The complaint seeks declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation plant in Robertson County, Texas. The plaintiffs allege violations of the federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and seek to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserts that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions on the environment. Plaintiffs further request that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. TXU Corp. believes the Oak Grove air permit, if granted by the TCEQ, will be protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with law. TXU Corp. further believes that the plaintiffs’ complaint should be dismissed in response to the Motion to Dismiss, which has been filed in the litigation, and that the claims made in this complaint are without merit and, accordingly, intends to vigorously defend this litigation.

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California Superior Courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs alleged that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits were coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” On December 28, 2006, an agreement in principle to settle this matter was reached between the TXU defendants and the plaintiffs in the twelve pending lawsuits. Formal settlement documents were signed in February 2007. Notices of Dismissal were filed in the San Diego Superior Court and the case was dismissed with prejudice on February 14, 2007.

In addition to the above, TXU Energy Company is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Regulatory Investigation — In October 2006, TXU Portfolio Management Company (TXU Portfolio Management) was notified that the Commission had begun an informal investigation of its 2005 activities in the ERCOT wholesale electricity market as a result of observations noted in the 2005 State of the Market Report for the ERCOT Wholesale Electricity Markets performed by Potomac Economics, an economic consulting firm. TXU Portfolio Management believes that the investigation will focus on activities involving bids to sell balancing energy and generation unit commitments. Balancing energy represents approximately five to 10 percent of the total energy sold in the ERCOT wholesale market. TXU Portfolio Management is cooperating fully with the Commission in its informal investigation.

In addition to the above, TXU Energy Company is involved in various other regulatory investigations in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effects on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not presented herein as TXU Energy Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of TXU Energy Company’s common membership interests are owned by US Holdings.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder is set forth under Quantitative and Qualitative Disclosures about Market Risk under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Energy Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2006. Based on the evaluation performed, TXU Energy Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in TXU Energy Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, TXU Energy Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as TXU Energy Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11. EXECUTIVE COMPENSATION

Item 11 is not presented herein as TXU Energy Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented herein as TXU Energy Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as TXU Energy Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

TXU Energy Company’s board of managers has no Audit Committee of its own, but relies upon the Audit Committee of the board of directors of TXU Corp. (Committee). The Committee has adopted a policy relating to engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor in 2006 were preapproved.

The policy defines those nonaudit services which Deloitte & Touche LLP may also be engaged to provide as follows: (i) audit related services (e.g. due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax related services (e.g. tax compliance; general tax consultation and planning; tax advice related to mergers; acquisitions and divestitures and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; forensic and investigative services; training services and the like). The policy prohibits the engagement of Deloitte & Touche LLP to provide (i) bookkeeping or other services related to the accounting records or financial statements of TXU Energy Company; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resources functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and (ix) any other services that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible. In addition, the policy prohibits the independent auditor from providing tax or financial planning advice to any officer of TXU Energy Company.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche LLP will be monitored on behalf of the Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche LLP and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

For the years ended December 31, 2006 and 2005, fees billed to TXU Energy Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2006	2005 (a)
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$1,766,000	$1,252,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	4,409,000	448,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	150,000	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	—

Total	$6,325,000	$1,700,000

(a)	Amounts reported for 2005 differ from those reported in TXU Energy Company’s 2005 Annual Report on Form 10-K due to the movement of $350,000 from “Audit Fees” to “Audit-Related Fees.” The amount in question was paid for a nonstatutorily required audit of financial statements of TXU Energy Company. TXU Energy Company believes this move more accurately reflects the nature of the fees.

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

Date: March 6, 2007

	By	/s/ M. S. GREENE
(M. S. Greene, Chairman of the Board, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Energy Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ M. S. GREENE (M.S. Greene, Chairman of the Board, President and Chief Executive)	Principal Executive Officer and Manager	March 6, 2007

/s/ DAVID A CAMPBELL (David A. Campbell, Executive Vice President and Acting Chief Financial Officer)	Principal Financial Officer and Manager	March 6, 2007

/s/ STANLEY J. SZLAUDERBACH (Stanley J. Szlauderbach, Senior Vice President)	Principal Accounting Officer	March 6, 2007

/s/ C. JOHN WILDER (C. John Wilder)	Manager	March 6, 2007

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU Energy Company LLC during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Appendix A

TXU ENERGY COMPANY LLC AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

December 31, 2006

TXU ENERGY COMPANY LLC AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(millions of dollars, except ratios)
Total assets — end of year	$18,547	$17,806	$14,473	$14,148	$15,789

Property, plant and equipment – net — end of year	$9,888	$9,958	$9,920	$10,345	$10,341
Capital expenditures	$388	$309	$281	$163	$284

Capitalization — end of year:
Long-term debt, less amounts due currently	$2,882	$3,055	$3,226	$3,084	$2,378
Exchangeable preferred membership interests, net of discount	—	528	511	497	—
Membership interests	6,653	4,353	3,591	3,999	4,273

Total	$9,535	$7,936	$7,328	$7,580	$6,651

Capitalization ratios — end of year:
Long-term debt, less amounts due currently	30.2%	38.5%	44.0%	40.7%	35.8%
Exchangeable preferred membership interests, net of discount	—%	6.7%	7.0%	6.6%	—%
Membership interests	69.8%	54.8%	49.0%	52.7%	64.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Embedded interest cost on long-term debt and exchangeable preferred membership interests—end of year (a)	6.9%	7.5%	6.3%	7.2%	6.8%

Operating revenues	$9,595	$9,552	$8,402	$7,917	$7,710
Income from continuing operations before cumulative effect of changes in accounting principles	$2,435	$1,430	$408	$497	$322
Net income	$2,435	$1,414	$378	$421	$270

Ratio of earnings to fixed charges	9.49	5.88	2.42	2.95	2.66

(a)	Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.

Certain previously reported financial statistics reflect reclassifications to conform to current year classifications. See Note 1 to Financial Statements.

Prior year amounts have been reclassified for discontinued operations. See Note 2 to Financial Statements.

Note: Results for 2004 are significantly impacted by charges related to the comprehensive restructuring plan as described in Note 6 to Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Energy Company LLC (TXU Energy Company) is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings), which is a wholly-owned subsidiary of TXU Corp. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. TXU Energy Company is managed as an integrated business, therefore, there are no reportable operating segments.

TXU Generation Development Company LLC, a wholly-owned subsidiary of TXU Corp., and its subsidiaries (collectively, TXU DevCo) are engaged in the development of new lignite/coal-fueled generation facilities. However, it is now expected that the development of three proposed lignite/coal-fueled generation units in Texas will be performed by one or more subsidiaries of TXU Energy Company.

On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub, and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. See Note 23 to Financial Statements.

Business Strategy Overview

In 2004, TXU Corp. launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner. Given the pending proposed merger, TXU Corp. has announced that it will reevaluate its strategies, in particular its growth strategies.

Following is a discussion of TXU Energy Company’s key operating developments.

Significant Developments in 2006

Texas Generation Facilities Development

The following discussion presents TXU Corp.’s expectations with respect to lignite/coal-fueled and nuclear generation facility development activities as stated in its 2006 Annual Report on Form 10-K.

In 2006, TXU Corp. announced that it intended to develop and construct up to 11 lignite/coal-fueled generation units in central and east Texas, with a total estimated capacity of up to 9,300 MW. In connection with the proposed merger, TXU Corp. has modified its strategy and has reduced the number of lignite/coal-fueled generation units that it intends to develop and construct in Texas from 11 to three units with a total estimated capacity of approximately 2,200 MW.

The three units proposed to be developed consist of one new generation unit at an existing TXU Corp. lignite/coal-fueled generation plant site (Sandow) and two units at a site (Oak Grove) owned by TXU Corp. that was originally slated for the construction of a generation plant a number of years ago. Aggregate capital expenditures for these three units are expected to total approximately $3.2 billion, including all construction, site preparation and mining development costs.

The development program includes up to $450 million for investments in state-of-the-art emissions controls for the three proposed units. Further, TXU Corp. expects additional capital expenditures for environmental control systems at existing generation facilities to total up to $400 million.

Developmental activities are well underway for the three proposed units. TXU Corp. subsidiaries have executed engineering, procurement and construction (EPC) agreements for these units with Bechtel Power Corporation (Bechtel) and Fluor Enterprises, Inc. (Fluor). In addition, to facilitate meeting the expected timeline for the start-up of the new facilities, TXU DevCo or the EPC contractors have placed orders for critical, long lead-time equipment, including boilers, turbine generators and air quality control systems. The EPC contracts for the Sandow unit (with Bechtel) and the two Oak Grove units (with Fluor) are essentially fixed price agreements. Both contracts contain price adjusting provisions, but the price risk is not considered significant to the overall scope and magnitude of the projects.

TXU Corp. expects the TCEQ to issue final air permits for the Oak Grove facility by year-end 2007. Construction of Oak Grove is expected to commence immediately following the issuance of the related air permits. The expected on-line dates of the units are as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010.

TXU Corp. will promptly seek to stay the contested cases relating to the permits for seven of the units and suspend processing of the permit application for the one unit that is not subject to a contested case. TXU Corp. intends to withdraw all permit applications for the eight units upon the closing of the proposed merger. If the proposed merger closes, TXU Corp. does not intend to apply or reapply for permits to build additional generation units utilizing current pulverized coal-fueled technology in Texas or in any other US region.

To mitigate risk associated with the development program, TXU DevCo is pursuing opportunities for contractual forward sales of electricity. As a result of this process, TXU DevCo may ultimately enter into sales agreements with municipalities, electric cooperatives and industrial companies with terms ranging from five to over 20 years.

Potential Nuclear Generation Development

As previously disclosed, TXU Corp. also planned to develop applications to file for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas. TXU Corp. currently plans to develop an application to file for combined licenses for at least one site (up to 3,400 MW of new nuclear generation capacity) at its existing Comanche Peak nuclear generation facility. The Comanche Peak application is expected to be submitted in 2008, which could facilitate bringing the new capacity on-line between 2015 and 2020. Because of regulatory and supply chain uncertainties, TXU Corp. believes that nuclear generation capital costs and development times are currently not competitive with other technologies. TXU Corp. is continuing its ongoing process to resolve these uncertainties and is employing a technical and economic feasibility process with original equipment manufacturers to design a safe and reliable nuclear generation facility and seek to achieve per kilowatt capital costs that are up to 30 to 40 percent lower than current average publicly-announced industry estimates.

Investment in Cleaner Coal-Fueled Generation Technologies

In an initiative separate from but related to the planned generation development and related emissions controls investment spending, subsidiaries of TXU Corp. expect to invest up to $2 billion over the next five to seven years for the development and commercialization of cleaner generation plant technologies, including integrated gasification combined cycle, the next generation of more efficient ultra-supercritical coal and pulverized coal emissions technology to reduce CO2 emissions. TXU Corp. has already initiated a number of actions, including research and development investments and partnerships, to advance next-generation technologies.

Long-term Hedging Program

During 2006, TXU Corp. significantly expanded its long-term hedging program, commenced in October 2005, designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of TXU Energy Company and, to a lesser extent, TXU DevCo have entered into market transactions involving natural gas-related financial instruments. Including the TXU DevCo hedge transactions discussed immediately below, as of February 28, 2007 subsidiaries of TXU Corp. have effectively sold forward 1.95 billion MMBtu of natural gas (an equivalent of over 220,000 GWh) over the period 2007 to 2012 at average annual prices ranging from $7.06 per MMBtu to $9.62 per MMBtu, including a net 1.2 billion MMBtu in instruments that have been accounted for as cash flow hedges. The balance of the hedge transactions are marked-to-market in net income.

As part of the long-term hedging program, in June 2006 and February 2007, TXU DevCo entered into a related series of hedging transactions under agreements that allow hedging of movements in electricity prices. The June 2006 agreement was amended and restated in February 2007.

TXU DevCo’s hedging transactions under these agreements are secured by a first-lien security interest in the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant and are also guaranteed by TXU Energy Company. Upon certain events, including the closing of the proposed merger, these hedging transactions will be transferred to TXU Energy Company and will be supported by a first-lien security interest in all TXU Energy Company’s assets.

While there is significant correlation in the movement of natural gas prices and wholesale electricity prices in ERCOT because marginal demand is generally met with gas-fueled generation plants, electricity prices do not always move in tandem with natural gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to cash flow hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses on positions not accounted for as cash flow hedges, than TXU Energy Company has experienced in recent years. For example, based on the position at December 31, 2006, a change of 0.1 (or 1%) in forward market heat rates could result in cash flow hedge ineffectiveness gains or losses of up to $170 million pretax. In 2006, TXU Energy Company recorded unrealized mark-to-market and cash flow hedge ineffectiveness net gains of $289 million related to positions in the long-term hedging program. Cash flow hedge net gains on positions in the program that have been deferred in accumulated other comprehensive income as effective totaled $341 million after-tax as of December 31, 2006.

KEY RISKS AND CHALLENGES

Following is a discussion of the key risks and challenges facing management and the initiatives currently underway to manage such challenges:

Natural Gas Price and Market Heat-Rate Exposure

Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand for electricity supply is generally met with natural gas-fueled generation plants. Natural gas prices have increased significantly in recent years, but historically the price has fluctuated due to the effects of weather, changes in industrial demand and supply availability, and other economic and market factors. Wholesale electricity prices also move with market heat rates. Heat rate is the measure of the efficiency of the marginal supplier (generally natural gas-fueled plants) in generating electricity. The wholesale market price of power divided by the market price of natural gas represents the market heat rate.

In contrast to TXU Energy Company’s natural gas-fueled generation units, changes in natural gas prices have no significant effect on the cost of generating electricity from TXU Energy Company’s nuclear and lignite/coal-fueled plants. All other factors being equal, these baseload generation assets, which provided 70% of supply volumes in 2006, increase or decrease in value as natural gas prices rise or fall, respectively, because of the effect of natural gas prices on wholesale power prices.

With the exposure to variability of natural gas prices, retail sales price management and hedging activities are critical to the profitability of the business. With the expiration of the price-to-beat rate mechanism on January 1, 2007 (see discussion below under “Regulation and Rates”), TXU Energy Company has price flexibility in all of its retail markets.

Considering forecasted electricity supply and sales load and wholesale market positions, TXU Energy Company’s portfolio position for 2007 is largely balanced with respect to changes in natural gas prices. The supply and load forecast take into account projections of baseload unit availability and customer churn and currently assumes no further changes in retail rates for customers not already on a fixed price contract.

TXU Energy Company’s approach to managing commodity price risk focuses on the following:

•	improving customer service to attract and retain high-value customers;

•	continuing to follow a retail pricing strategy that appropriately reflects the magnitude and costs of commodity price risk;

•	continuing reduction of fixed costs to better withstand gross margin volatility; and

•	employing disciplined hedging and risk management strategies through physical and financial energy-related (electricity and natural gas) contracts to partially hedge gross margins.

As discussed above under “Significant Developments in 2006”, TXU Energy Company has implemented a long-term hedging program to mitigate the risk of future declines in wholesale electricity prices due to declines in natural gas prices.

The following scenarios are presented to quantify the potential impact of movements in natural gas prices and market heat rates. Illustratively, in the unlikely case that TXU Energy Company’s sales prices immediately and fully adjusted to reflect changes in wholesale electricity prices due to changes in natural gas prices, and taking into account the hedges in place at year-end 2006 under the long-term hedging program expected to settle in 2007, TXU Energy Company could experience an approximate $300 million reduction in annual pretax earnings for every $1.00 per MMBtu reduction in natural gas prices (approximate 14% change in current price) sustained over the full year. In the same scenario of full and immediate pass-through of wholesale electricity price changes to sales prices, where natural gas prices and other nonprice conditions remained unchanged but ERCOT wholesale electricity prices declined by $5/MWh (approximate 9% change in current price) for a full year because of declining market heat rates, TXU Energy Company could experience an approximate $300 million reduction in annual pretax earnings.

The long-term hedging program does not mitigate exposure to changes in market heat rates. TXU Energy Company’s market heat rate exposure derives from its generation portfolio and may increase over time with expected generation capacity increases. TXU Energy Company expects that increases in market heat rates would increase the value of its generation assets because higher market heat rates generally result in higher wholesale electricity prices, and vice versa.

On an ongoing basis, TXU Energy Company will continue monitoring its overall commodity risks and seek to balance its portfolio based on its desired level of exposure to natural gas prices and market heat rates and potential changes to its operational forecasts of overall generation and consumption in its native and growth business. Portfolio balancing may include the execution of incremental transactions or the unwinding of existing transactions. As a result, commodity price exposures and their effect on earnings could change from time to time.

See “Liquidity and Capital Resources” below for a discussion of the liquidity effects of the long-term hedging program. Also see additional discussion of risk measures below under “Quantitative and Qualitative Disclosure About Market Risk.”

Competitive Markets and Customer Retention

Competitive retail activity in Texas continued to result in declines in customer counts and sales volumes in the historical service territory. Total retail sales volumes declined 11%, 17% and 12% in 2006, 2005 and 2004, respectively, as retail sales volume declines in the historical service territory were partially offset by growth in other territories. The area representing TXU Energy Company’s historical service territory prior to deregulation, largely in north Texas, consisted of approximately 3 million electricity consumers (measured by meter counts) as of year-end 2006. TXU Energy Company currently has approximately 1.9 million retail customers in that territory and has acquired approximately 256,000 retail customers in other competitive areas in Texas. In responding to the competitive landscape and the transition to full competition in the Texas marketplace on January 1, 2007, TXU Energy Company is focusing on the following key initiatives:

•

Customer retention strategy remains focused on delivering world-class customer service and improving the overall customer experience. In line with this strategy, TXU Energy Company continues to implement initiatives to improve call center response time and effectiveness as well as Internet interaction with customers;

•

TXU Energy Company intends to establish itself as the most innovative retailer in the Texas market as it is critical in the fully competitive environment and continues to develop tailored product offerings to meet customer needs;

•

A comprehensive customer initiative to provide residential customers with greater savings and price certainty was introduced in the fourth quarter of 2006. This initiative included a $100 customer appreciation bonus (see Note 5 to Financial Statements), a $25 incentive to customers who switch from the basic rate (former price-to-beat rate) plan to a discounted rate plan, and a three-year rate cap for customers who remain on plans with the basic rate; and

•

Initiatives in the business market are focused largely on programs targeted to retain the existing highest-value customers and to recapture customers who have switched REPs. Initiatives include a more disciplined contracting and pricing approach and improved economic segmentation of the business market to enhance targeted sales and marketing efforts and to more effectively deploy the direct-sales force. Tactical programs put into place include improved customer service, new product price/service offerings and a multichannel approach for the small business market.

TXU Corp. has announced that in connection with the proposed merger, effective with March 27, 2007 meter reads, TXU Energy will provide a six percent price discount to those customers in the historical service territory on month-to-month service plans with a rate equivalent to the former price-to-beat rate. Further, upon closing of the proposed merger, TXU Energy intends to provide an additional four percent discount and also provide price protection through September 2008 to those customers. The aggregate ten percent price discounts are expected to provide total annual savings of more than $300 million to those customers.

Energy Prices and Regulatory Risk

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in retail electricity prices elevated public awareness of energy costs and dampened customer demand in 2006. Natural gas prices have since declined but remain subject to events that create price volatility. Sustained high energy prices and/or ongoing price volatility also creates a risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in Texas. TXU Energy Company believes that competitive markets result in a broad range of innovative pricing and service alternatives to consumers and ultimately the most efficient use of resources, and that regulatory bodies should continue to take actions that encourage competition in the industry.

New and Changing Environmental Regulations

TXU Energy Company is subject to various environmental laws and regulations related to sulfur dioxide, nitrogen oxide and mercury emissions as well as other environmental contaminants that impact air and water quality. TXU Energy Company is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes.

TXU Corp. and TXU Energy Company continue to closely monitor any potential legislative changes pertaining to climate change and CO2. The increasing attention to potential environmental effects of greenhouse gas emissions creates risk as to the completion of the plan to develop new coal-fueled generation facilities in Texas. New legislation could result in higher costs due to new taxes, the need to acquire emissions credits or capital spending to reduce CO2 emissions. TXU Corp. and TXU Energy Company believe that any legislative actions to reduce greenhouse gas emissions should be developed under a market-based framework that is consistent with expected technology development timelines and supports the displacement of old, inefficient electricity generation technology with advanced, more efficient and cleaner-emitting technology. TXU Corp. has announced actions to address CO2 emissions concerns, including:

•	Establishing a plan to invest up to $2 billion for the development and commercialization of cleaner generation plant technologies;

•	Initiating the process to file an application to the NRC for licenses to construct and operate a new nuclear generation facility in Texas;

•	Doubling the renewable energy (wind generation) portfolio to 1,500 MW;

•	Investing up to $400 million in programs designed to encourage customer electricity demand efficiencies; and

•	Increasing production efficiency of its existing generation facilities by up to two percent.

Cost Exposure Related to Nuclear Asset Outages

TXU Energy Company’s nuclear assets are comprised of two generating units at Comanche Peak, each with a capacity of 1,150 MW. The Comanche Peak plant represents approximately 13% of TXU Energy Company’s total generation capacity. The nuclear generation facilities represent TXU Energy Company’s lowest marginal cost source of electricity. Assuming both nuclear generating units experienced an outage, the unfavorable impact to pretax earnings is estimated to be approximately $3.5 million per day before consideration of any insurance proceeds. Maintaining safe, reliable and efficient operations at the Comanche Peak plant is one of TXU Energy Company’s top priorities. Also see discussion of nuclear facilities insurance in Note 13 to Financial Statements.

Texas Generation Development Program

The undertaking of the development of three lignite/coal-fueled generation units in Texas as described above under “Significant Developments in 2006”, which is currently expected to be done by one or more subsidiaries of TXU Energy Company, involves a number of risks. Aggregate capital expenditures to develop these three units are expected to total approximately $3.2 billion. While TXU Energy Company believes the investment economics of the program are strong, estimates of future natural gas prices, market heat rates, air permit grant dates and effects of any CO2 emissions regulation may prove to be inaccurate, and returns on the investment could be significantly less than anticipated. Financing of the program, which has not yet been finalized, may result in higher interest costs than expected and could negatively impact liquidity. The program is exposed to construction delays, failure of the units to meet performance specifications, nonperformance by equipment suppliers, increases in construction labor costs (contractually limited in part) and other project execution risks. Further, project capital spending for the three units continues despite increasing public discussion of the advantages and disadvantages of coal-fueled generation and the absence of final air permits.

Should these development activities be canceled, TXU Energy Company would be exposed to impairment of construction work-in-process assets and project discontinuance costs, including equipment order cancellation penalties. Capital expenditures related to these three generation units totaled approximately $470 million as of February 28, 2007. If the program had been canceled as of that date, an additional estimated obligation of up to approximately $260 million would have arisen. This estimated gross cancellation exposure of approximately $730 million at February 28, 2007 excluded any recovery values related to the assets acquired and for owned assets that are intended to be utilized in the program, which are currently not estimable.

Management has evaluated the potential risks and benefits of the program to both Texas consumers and TXU Energy Company and believes that in consideration of the most likely market and performance scenarios, continued progress towards completion of the program is the appropriate course of action.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

TXU Energy Company’s significant accounting policies are discussed in Note 1 to Financial Statements. TXU Energy Company follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of TXU Energy Company’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Energy Company that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Derivative Instruments and Mark-to-Market Accounting — TXU Energy Company enters into contracts for the purchase and sale of energy-related commodities, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under SFAS 133, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.

Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. In computing the mark-to-market valuations, each market segment is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using market modeling techniques that take into account available market information; TXU Energy Company generally recognizes losses but not gains due to the modeling risks associated with illiquid periods.

SFAS 133 allows for “normal” purchase or sale elections and hedge accounting designations, which generally eliminates or defers the requirement for mark-to-market recognition in net income and thus reduces the volatility of net income that can result from fluctuations in fair values. These elections and designations are intended to better match the accounting recognition of financial performance with the economic and risk decision-making profile. “Normal” purchases and sales are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business. Derivative contracts held for trading purposes are marked-to-market in net income.

In accounting for cash flow hedges, changes in fair value are recorded in other comprehensive income to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value are initially recorded in other comprehensive income and are recognized in net income when the hedged transactions are recognized. Because TXU Energy Company’s generation position is not marked-to-market, management has striven to make elections under SFAS 133 with respect to economic hedges of that position that allow accounting results to be more reflective of the economic position. TXU Energy Company continually assesses these elections and under SFAS 133 could dedesignate positions currently accounted for as cash flow hedges, the effect of which could be more volatility of reported earnings as the positions would be marked-to-market in net income. Also see discussions of the long-term hedging program discussed above under “Significant Developments in 2006.”

The following tables provide the effects on both net income and other comprehensive income of accounting for those derivative instruments that TXU Energy Company has determined to be subject to fair value measurement under SFAS 133:

	Year Ended December 31,
	2006	2005	2004
Amounts recognized in net income (after-tax):
Unrealized ineffectiveness net gains (losses) on unsettled positions accounted for as cash flow hedges	$140	$(24)	$(14)
Reversals of previously recognized unrealized net gains related to cash flow hedge positions settled in the period	14	7	1
Unrealized net gains (losses) on unsettled positions marked-to-market in net income	53	21	(19)
Reversals of previously recognized unrealized net losses (gains) related to marked-to-market positions settled in the period	7	(15)	(40)

Total	$214	$(11)	$(72)

Amounts recognized in other comprehensive income (after-tax):
Net gains (losses) in fair value of unsettled positions accounted for as cash flow hedges	$476	$(47)	$(75)
Net losses (gains) on cash flow hedge positions recognized in net income to offset hedged transactions	(16)	70	27

Total	$460	$23	$(48)

The effect of mark-to-market and hedge accounting on the balance sheet is as follows:

	December 31,
	2006	2005
Net derivative asset (liability) related to cash flow hedges	$768	$(164)
Net derivative liability related to interest rate fair value hedges	(5)	(9)

Total net cash flow hedge and other derivative asset (liability)	$763	$(173)

Net commodity contract asset (a)	$129	$36

Long-term debt fair value adjustments —increase in carrying value (b)	$10	$9

Net accumulated other comprehensive gain (loss) included in membership interests (after-tax amounts)	$339	$(121)

(a)	Excludes amounts not arising from mark-to-market valuations such as payments and receipts of cash and other consideration associated with commodity hedging and trading activities.
(b)	Includes unamortized net gains of $2 million in 2006 related to the settled interest rate swaps designated as fair value hedges. The gain is being amortized to net income as the hedged transactions are recognized.

See discussion above under “Significant Developments in 2006” regarding the long-term hedging program. A significant portion of the positions entered into under this program, which are natural gas-related financial instruments, are accounted for as cash flow hedges of future electricity sales.

Revenue Recognition — TXU Energy Company’s revenue includes an estimate for unbilled revenue that represents estimated daily kWh consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $406 million, $443 million and $387 million at December 31, 2006, 2005 and 2004, respectively.

Accounting for Contingencies — The financial results of TXU Energy Company may be affected by judgments and estimates related to loss contingencies. A significant contingency that TXU Energy Company accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers’ behaviors. Increased customer attrition due to competitive activity and seasonal variations in amounts billed adds to the complexity of the estimation process. Historical results alone are not always indicative of future results causing management to consider potential changes in customer behavior and make judgments about the collectibility of accounts receivable. Bad debt expense totaled $67 million, $53 million and $91 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets — TXU Energy Company evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with SFAS 144. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For TXU Energy Company’s baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Energy Company’s property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

In the second quarter of 2006, TXU Energy Company recorded an impairment charge of $196 million ($127 million after-tax) related to its natural gas-fueled generation plants. See Note 4 to Financial Statements for a discussion of the impairment. The estimated impairment was based on numerous assumptions including but not limited to forecasted production, forward prices of natural gas and electricity, overall generation availability in ERCOT, ERCOT grid congestion and forward heat rates. Because of the highly judgmental nature of key assumptions and potential volatility of market conditions, the adjusted carrying value of the plants does not necessarily represent the amount of proceeds from any transaction to sell the assets and future additional impairment is possible.

TXU Energy Company’s most significant long-lived asset in terms of carrying value is its Comanche Peak nuclear generation facility. The net book value of the facility was $7.4 billion at December 31, 2006. TXU Energy Company believes that the net book value of the facility significantly exceeds the estimated current market value. However, in applying the provision of SFAS 144, TXU Energy Company estimates that future undiscounted cash flows from the facility significantly exceed net book value. Significant assumptions used in this analysis are forward price curves for natural gas and electricity, market heat rates and production estimates. TXU Energy Company has conservatively estimated that a sustained structural decline in natural gas prices of at least 60% from current levels would need to occur before any risk of impairment of the facility would arise, assuming market heat rates remain unchanged.

Depreciation — The depreciable lives of property, plant and equipment are based on management’s estimates and determinations of the assets’ economical useful lives. To the extent that the actual lives differ from these estimates the amount of period depreciation charges to earnings would be impacted. Consolidated depreciation expense as a percent of average depreciable property carrying value approximated 2.0%, 1.9% and 2.0% for 2006, 2005 and 2004, respectively.

Effective January 1, 2005, the estimated depreciable lives of lignite/coal-fueled generation facilities were extended from fifty years to sixty years to better reflect their useful lives.

Effective January 1, 2004, the estimated depreciable lives of lignite/coal-fueled generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating facility were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the facility by an average of five years.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit (OPEB) Plans — TXU Energy Company bears a portion of the costs of the pension and OPEB plans sponsored by TXU Corp., which provide pension benefits through either a defined benefit or a cash balance plan, and certain health care and life insurance benefits to eligible personnel engaged in TXU Energy Company’s business activities and their eligible dependents upon the retirement of such personnel from TXU Corp. Reported costs of these benefits are dependent upon numerous factors, assumptions and estimates.

In June 2005, an amendment to PURA relating to TXU Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business. Accordingly, TXU Electric Delivery and TXU Energy Company entered into an agreement whereby TXU Electric Delivery assumed responsibility for applicable pension and OPEB costs related to those personnel.

Benefit costs are impacted by actual personnel demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Benefit costs allocated to participating employers are also impacted by movement of personnel between the companies. TXU Energy Company recorded allocated pension and OPEB costs and had funding requirements for these plans as summarized in the following table:

	Year Ended December 31,
	2006	2005	2004
Pension costs under SFAS 87	$8	$5	$28
OPEB costs under SFAS 106	10	9	29

Total benefit costs (a)	$18	$14	$57

Funding of pension and OPEB plans	$1	$6	$30

(a)	Includes amounts capitalized as part of construction projects, which totaled approximately $48 thousand, $338 thousand and $1 million for 2006, 2005 and 2004, respectively.

Pension and OPEB costs increased $4 million in 2006 due primarily to a lower discount rate (5.75% in 2006 versus 6.00% in 2005) used to measure pension and OPEB obligations. Pension and OPEB costs decreased $43 million in 2005 due primarily to the assumption of costs by TXU Electric Delivery (as described above) as well as fewer personnel following the 2004 Capgemini outsourcing transaction and other 2004 restructuring actions. Additional information regarding TXU Energy Company’s allocated pension and OPEB costs is provided in Note 18 to Financial Statements.

RESULTS OF OPERATIONS

Results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 2 to Financial Statements regarding discontinued operations).

Sales Volume Data

	Year Ended December 31,			Change %	Change %
	2006	2005	2004	2006/2005	2005/2004
Sales volumes:
Retail electricity sales volumes – gigawatt hours (GWh):
Historical service territory:
Residential	25,932	29,239	30,897	(11.3)	(5.4)
Small business (a)	7,753	9,004	10,476	(13.9)	(14.1)

Total historical service territory	33,685	38,243	41,373	(11.9)	(7.6)
Other territories:
Residential	3,663	3,416	3,089	7.2	10.6
Small business (a)	671	674	363	(0.4)	85.7

Total other territories	4,334	4,090	3,452	6.0	18.5
Large business and other customers	14,031	15,843	25,466	(11.4)	(37.8)

Total retail electricity	52,050	58,176	70,291	(10.5)	(17.2)
Wholesale electricity sales volumes	36,931	52,001	48,309	(29.0)	7.6
Net sales (purchases) of balancing electricity to/from ERCOT(b)	874	4,787	(1,613)	(81.7)	—

Total sales volumes	89,855	114,964	116,987	(21.8)	(1.7)

Average volume (kWh) per retail customer (c):
Residential	15,359	15,825	15,619	(2.9)	1.3
Small business	30,360	32,078	34,095	(5.4)	(5.9)
Large business and other customers	285,277	243,538	351,542	17.1	(30.7)
Weather (service territory average) – percent of normal (d):
Percent of normal:
Cooling degree days	117.6%	107.0%	90.0%
Heating degree days	79.2%	90.0%	90.1%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of trading and ERCOT balancing activity in 2006.
(c)	Calculated using average number of customers for period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	Year Ended December 31,			Change % 2006/2005	Change % 2005/2004
	2006	2005	2004
Customer counts:
Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,624	1,769	1,951	(8.2)	(9.3)
Small business (b)	258	281	309	(8.2)	(9.1)

Total historical service territory	1,882	2,050	2,260	(8.2)	(9.3)

Other territories:
Residential	247	213	194	16.0	9.8
Small business (b)	9	7	6	28.6	16.7

Total other territories	256	220	200	16.4	10.0

Large business and other customers	44	55	76	(20.0)	(27.6)

Total retail electricity customers	2,182	2,325	2,536	(6.2)	(8.3)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1 MW annually.

Revenue and Market Share Data

	Year Ended December 31,			Change % 2006/2005	Change % 2005/2004
	2006	2005	2004
Operating revenues:
Retail electricity revenues:
Historical service territory:
Residential	$3,804	$3,444	$3,164	10.5	8.8
Small business (a)	1,153	1,086	1,103	6.2	(1.5)

Total historical service territory	4,957	4,530	4,267	9.4	6.2
Other territories:
Residential	559	405	298	38.0	35.9
Small business (a)	80	65	34	23.1	91.2

Total other territories	639	470	332	36.0	41.6
Large business and other customers	1,357	1,330	1,771	2.0	(24.9)

Total retail electricity revenues	6,953	6,330	6,370	9.8	(0.6)
Wholesale electricity revenues (b)	2,278	2,807	1,886	(18.8)	48.8
Net sales (purchases) of balancing electricity to/from ERCOT (b)	(31)	225	(92)	—	—
Net gains (losses) from risk management and trading activities	211	(164)	(103)	—	(59.2)
Other operating revenues (c)	184	354	341	(48.0)	3.8

Total operating revenues	$9,595	$9,552	$8,402	0.5	13.7

Risk management and trading activities:
Realized net gains (losses) on settled positions (d)	$(119)	$(146)	$6
Reversal of prior periods’ unrealized net (gains) losses on positions settled in current period	32	(12)	(59)
Other unrealized net gains (losses), including cash flow hedge ineffectiveness	298	(6)	(50)

Total net gains (losses)	$211	$(164)	$(103)

Average revenues per MWh:
Residential	$147.43	$117.86	$101.88	25.1	15.7
Small business	$146.39	$118.90	$104.87	23.1	13.4
Large business and other customers	$96.67	$83.96	$69.54	15.1	20.7

Estimated share of ERCOT retail markets (e)(f):
Historical service territory:
Residential	65%	72%	81%
Small business	64%	71%	78%
Total ERCOT:
Residential	37%	39%	44%
Small business	26%	29%	31%
Large business and other customers	14%	20%	33%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(c)	Includes a $162 million charge for a special customer appreciation bonus. This charge does not affect the computation of residential average revenues per MWh. See Note 5 to Financial Statements.
(d)	Includes physical commodity trading activity not subject to mark-to-market accounting of $34 million in net losses, $61 million in net gains and $13 million in net gains in 2006, 2005 and 2004, respectively.
(e)	Based on number of meters.
(f)	Estimated market share is based on the number of customers that have choice.

Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,			Change % 2006/2005	Change % 2005/2004
	2006	2005	2004
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$85	$78	$82	9.0	(4.9)
Lignite/coal	475	475	506	—	(6.1)

Total baseload fuel	560	553	588	1.3	(6.0)
Natural gas/oil fuel and purchased power	1,787	3,285	2,820	(45.6)	16.5
Other costs	222	281	221	(21.0)	27.1

Fuel and purchased power costs (a)	2,569	4,119	3,629	(37.6)	13.5
Delivery fees	1,353	1,426	1,544	(5.1)	(7.6)

Total	$3,922	$5,545	$5,173	(29.3)	7.2

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.29	$4.23	$4.31	1.4	(1.9)
Lignite/coal (b)	$12.20	$11.68	$12.96	4.5	(9.9)
Natural gas fuel and purchased power	$62.99	$60.37	$47.88	4.3	26.1

Delivery fee per MWh	$25.71	$24.20	$21.75	6.2	11.3

Production and purchased power volumes (GWh):
Nuclear	19,795	18,371	18,979	7.8	(3.2)
Lignite/coal	43,837	44,005	42,339	(0.4)	3.9

Total baseload generation	63,632	62,376	61,318	2.0	1.7
Natural gas-fueled generation	3,989	3,504	4,726	13.8	(25.9)
Purchased power (a)	24,380	50,920	54,394	(52.1)	(6.4)

Total energy supply	92,001	116,800	120,438	(21.2)	(3.0)
Less line loss and power imbalances	2,146	1,836	3,451	16.9	(46.8)

Net energy supply volumes	89,855	114,964	116,987	(21.8)	(1.7)

Baseload capacity factors (%):
Nuclear	98.8%	91.5%	94.3%	8.0	(3.0)
Lignite/coal	89.1%	89.8%	86.0%	(0.8)	4.4
Total baseload	91.8%	90.3%	88.4%	1.7	2.1

(a)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(b)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

2006 Compared to 2005

Operating revenues increased $43 million to $9.6 billion in 2006.

	Year Ended December 31,
	2006	2005	Increase (Decrease)
Retail electricity revenues	$6,953	$6,330	$623
Accrued customer appreciation bonus	(162)	—	(162)
Wholesale electricity revenues	2,278	2,807	(529)
Wholesale balancing activities	(31)	225	(256)
Results of risk management and trading activities	211	(164)	375
Other operating revenues	346	354	(8)

Total operating revenues	$9,595	$9,552	$43

The 10% increase in retail electricity revenues reflected the following:

•

Higher average pricing contributed $1.3 billion to the revenue increase. Higher retail prices reflected increases in natural gas prices that resulted in the regulatory-approved price-to-beat rate increases implemented in May 2005, October 2005 and January 2006.

•

The effect of higher retail pricing was partially offset by $667 million in lower retail volumes. Total retail sales volumes declined 11%. Residential and small business volumes fell 10% on a net loss of customers due to competitive activity and lower average consumption per customer. The lower consumption reflected customer efficiency measures in response to prices and warmer weather. Large business market sales volumes declined 11% as the effect of fewer customers was partially offset by higher average consumption per customer. A change in large business customer mix reflected a continuing strategy to improve margins.

•

Retail electricity customer counts at December 31, 2006 declined 6% from December 31, 2005. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 6%.

A $162 million ($105 million after-tax) charge was recorded in the fourth quarter of 2006 for a special residential customer appreciation bonus. See discussion in Note 5 to Financial Statements.

The decline in wholesale electricity revenues reflected the reporting of wholesale electricity trading activity on a net basis in 2006 as described in Note 1 to Financial Statements. This effect was partially offset by higher wholesale sales prices.

Wholesale balancing net revenues/purchases are subject to high variability as the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes as measured in 15-minute intervals. See Note 1 for a discussion regarding reporting of ERCOT balancing activities.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes (principally natural gas). Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Following is an analysis of activities in 2006:

Results associated with the long-term hedging program

•

$203 million in unrealized cash flow hedge ineffectiveness net gains, which includes $207 million in net gains on unsettled positions and $4 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$86 million in unrealized mark-to-market net gains on unsettled economic hedge positions that are not being accounted for as cash flow hedges; and

•

$112 million in realized net gains on positions accounted for as cash flow hedges, including the reclassification of $34 million in net gains accumulated in other comprehensive income at December 31, 2005 to offset hedged electricity revenues recognized in the current period.

Results associated with other risk management and trading activities

•

$52 million in realized net losses on positions accounted for as cash flow hedges and primarily entered into in prior years (largely 2003), including the reclassification of $36 million in net losses accumulated in other comprehensive income at December 31, 2005 to offset hedged electricity revenues recognized in the current period;

•

$34 million in unrealized cash flow hedge ineffectiveness net gains, which includes $9 million in net gains on unsettled positions and $25 million in net gains that represent reversals of previously recorded unrealized net losses on position settled in the current period;

•	$125 million in realized net losses on settlement of economic hedge positions that offset hedged electricity revenues recognized in the current period; and

•	$54 million in realized net losses on settlement of trading positions.

Gross Margin

	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue
Operating revenues	$9,595	100%	$9,552	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	3,922	41	5,545	58
Generation plant operating costs	613	6	667	7
Depreciation and amortization	327	4	309	3

Gross margin	$4,733	49%	$3,031	32%

Gross margin is considered a key operating metric as its changes measure the effect of movements in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver electricity.

Gross margin increased $1.7 billion, or 56%, to $4.7 billion in 2006. This growth primarily reflected the relatively low fuel costs of TXU Energy Company’s nuclear and lignite/coal-fueled baseload plants, as well as the continued improved productivity of the baseload plants, in an environment of increasing wholesale power prices. The increased wholesale power prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. In addition to higher retail prices, the gross margin increase reflected $289 million in unrealized net gains from cash flow hedge ineffectiveness and mark-to-market valuations of positions in the long-term hedging program. An 8% increase in production volumes at the nuclear generation plant also contributed to higher gross margin as this generation represents the lowest marginal cost of electricity to supply retail and wholesale customers. The gross margin performance was tempered by the effects of lower retail sales volumes and the effect of the customer appreciation bonus accrual.

Gross margin as a percent of revenues increased 17 percentage points to 49%. The improvement reflected the following estimated effects:

•	higher pricing, as the average retail sales price per MWh rose 23% and the average wholesale sales price per MWh rose 17% (10 percentage point margin increase);

•	the effect of reporting wholesale electricity trading activity on a net basis (6 percentage point margin increase);

•	the effect of unrealized cash flow hedge ineffectiveness and mark-to-market net gains related to the long-term hedge program (2 percentage point margin increase); and

•	the combined effect of increased nuclear generation production volumes and less need for purchased electricity volumes (2 percentage point margin increase),

partially offset by:

•	lower retail sales volumes (2 percentage point margin decrease); and

•	customer appreciation bonus (1 percentage point margin decrease).

Fuel, purchased power costs and delivery fees declined $1.6 billion, or 29%, to $3.9 billion reflecting the reporting of wholesale trading activity on a net basis in 2006 as discussed in Note 1 to the Financial Statements and the favorable impact of higher nuclear generation volumes to meet sales demand, partially offset by the effect of higher average prices of purchased electricity.

Operating costs decreased $54 million, or 8%, to $613 million in 2006. The decrease reflected:

•	$49 million in lower maintenance costs due to both nuclear generation units having scheduled refueling outages in 2005 compared to one in 2006, and reduced other maintenance activity; and

•	$9 million in lower incentive compensation expense,

partially offset by $8 million in net severance and early retirement costs associated with generation outsourcing services agreements entered into in early 2006.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $20 million, or 6%, to $333 million reflecting higher costs associated with mining land reclamation activities and increased amortization of intangible software assets, partially offset by $7 million in lower depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006.

SG&A expenses increased by $10 million, or 2%, to $532 million in 2006. The increase reflected:

•

$14 million in higher bad debt expense reflecting higher retail accounts receivable balances due to higher prices and the effect of a temporary regulatory-mandated deferred payment arrangement and disconnect moratorium applicable to certain retail customers;

•	$14 million in higher fees related to the sale of accounts receivable program due to higher interest rates; and

•	$6 million in executive severance expense (including amounts allocated from TXU Corp.),

partially offset by:

•	$8 million in lower consulting fees primarily reflecting expenses in 2005 for the development and implementation of the TXU Operating System to improve productivity;

•	$7 million in lower stock-based incentive compensation and deferred compensation expenses; and

•	$7 million in lower salaries resulting from cost reduction initiatives in late 2005.

Franchise and revenue-based taxes increased $12 million, or 11%, to $126 million reflecting higher state gross receipts taxes due to higher revenues.

Other income totaled $25 million in 2006 and $64 million in 2005. Other deductions totaled $200 million in 2006, which included a $196 million impairment charge related to natural gas-fueled generation plants, and $15 million in 2005. See Note 4 to Financial Statements.

Interest income increased by $132 million to $202 million in 2006 reflecting $91 million due to higher average advances to affiliates and $41 million due to higher average rates.

Interest expense and related charges decreased by $9 million, or 2%, to $384 million in 2006. The decrease reflects $27 million of higher capitalized interest and $2 million due to lower average borrowings, offset by $20 million resulting from higher average interest rates.

Income tax expense on income from continuing operations totaled $1.3 billion in 2006 compared to $687 million in 2005. The effective tax rate was 34.4% in 2006 compared to 32.5% in 2005. The 2006 amount included a charge of $43 million (a 1.2 percentage point effective tax rate impact) representing an adjustment to deferred tax liabilities arising from the enactment of the Texas margin tax as described in Note 7 to the Financial Statements. The 2005 amount reflected a benefit of $29 million representing a tax reserve adjustment (1.3 percentage point effective tax rate impact) and a charge of $10 million (a 0.5 percentage point effective tax rate impact) related to the settlement of the IRS audit for the 1994 to 1996 years.

Income from continuing operations increased $1.0 billion, or 70%, to $2.4 billion in 2006 driven by improved gross margin and higher interest income, partially offset by the charge for the write-down of the natural gas-fueled generation plants.

2005 Compared to 2004

Operating revenues increased $1.2 billion, or 14%, to $9.6 billion in 2005. Retail electricity revenues decreased $40 million, or 1%, to $6.3 billion.

•

The retail revenue decline reflected a $1.1 billion decrease attributable to a 17% drop in sales volumes, primarily reflecting a net loss of customers due to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather. A total volume decline of 38% in the large business market also reflected a strategy to improve margins. Total residential and small business volumes fell 6%, driven by competitive activity and stricter disconnect policies and more focused collection activities, partially offset by the effect of increased consumption by residential customers due to warmer weather.

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

ERCOT balancing activities resulted in net sales of $225 million in 2005 and net purchases of $92 million in 2004. See Note 1 for a discussion regarding the change in reporting of ERCOT balancing activities.

The increase in other revenues of $13 million primarily reflected higher retail (business customers) natural gas revenues due to increased prices, partially offset by the effect of no longer providing customer care support to TXU Gas after the first half of 2004 and the sale of TXU Fuel in June 2004.

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

•	$79 million in net realized gains on settlement of commodity trading positions largely entered into in 2005 and relating primarily to natural gas; and

•	$31 million of unrealized ineffectiveness losses relating to cash flow hedges principally related to the long-term hedging program.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$9,552	100%	$8,402	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	5,545	58%	5,173	62%
Generation plant operating costs	667	7%	703	8%
Depreciation and amortization	309	3%	327	4%

Gross margin	$3,031	32%	$2,199	26%

Gross margin increased $832 million, or 38%, to $3.0 billion in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Company’s nuclear and lignite/coal-fueled baseload plants, as well as the continued improved productivity of the baseload plants, in an environment of increasing wholesale power prices. The increased wholesale power prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes.

Gross margin as a percent of revenues increased 6 percentage points to 32%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 20%, and the average wholesale sales price per MWh rose 38% (15 percentage point margin increase),

partially offset by:

•	higher purchased power costs driven by a 26% increase in average purchased power prices (5 percentage point margin decrease); and

•	a 17% decrease in retail sales volumes (4 percentage point margin decrease).

Operating costs decreased $36 million, or 5%, to $667 million in 2005. The decline reflected:

•	$30 million in lower benefits expense including $13 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

•	the absence of $18 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Company’s benefit;

•	a $17 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004; and

•	the absence of $8 million of costs associated with the TXU Fuel business sold in June 2004,

partially offset by:

•	$25 million in higher maintenance costs associated with planned nuclear unit outages in 2005, reflecting two outages in 2005 and one outage in 2004; and

•	$15 million in supplier credits recorded in 2004.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $37 million, or 11%, to $313 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction. The decrease also reflected a $13 million effect of reduced 2005 depreciation rates for lignite/coal-fueled plants due to extending the estimated useful lives.

SG&A expenses decreased by $144 million, or 22%, to $522 million in 2005. The decline reflected:

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

•

an $11 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and OPEB costs related to service of TXU Energy Company’s employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 (see Note 18 to Financial Statements),

partially offset by $14 million in higher consulting expense primarily related to development and implementation of the TXU Operating System to improve efficiency of generation plant and mining operations.

Other income totaled $64 million in 2005 and $110 million in 2004. Other income in 2005 included:

•	$33 million in gains on the sale of undeveloped land and mining land;

•	an $8 million insurance reimbursement related to a generation plant fire in 2002;

•	a $7 million gain on the sale of an investment in an out-of-state electricity transmission project;

•	$4 million in connection with the termination of a power services contract; and

•	$2 million gain on the sale of surplus equipment.

Other income in 2004 included:

•

$88 million in amortization of the gain on the 2002 sale of two generation plants including $58 million of the remaining unamortized gain recognized as a result of the termination of a related power purchase and tolling agreement; and

•	a $19 million gain on sale of undeveloped land.

Other deductions totaled $15 million in 2005 and $611 million in 2004. The 2005 amount includes:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$12 million in transition costs associated with the Capgemini outsourcing agreement;

•	$7 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$6 million in accretion expense related to the 2004 impairment of a lease for gas-fueled combustion turbines no longer operated for TXU Energy Company’s benefit;

•

a $16 million net credit adjusting the impairment loss on the leased gas-fueled combustion turbines to reflect actual sub-lease proceeds under the terms of a third-party contract entered into in 2005; and

•	the release of a previously recorded $6 million reserve for restoration of property that is now expected to be used in generation plant development.

The 2004 amount includes:

•	$180 million in lease-related charges primarily related to generation and mining assets taken out of service;

•	$107 million in software write-offs;

•	$107 million for employee severance;

•	$101 million in termination costs for an existing power purchase and tolling agreement; and

•	$79 million for spare parts inventory writedowns.

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

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2006, 2005 and 2004. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting. For the 2006 period, this effect totaled $93 million in unrealized net gains, which represented $82 million in net gains on unsettled positions and $11 million in reversals of net losses recognized in prior periods on positions settled in the current period. These positions represent both economic hedging and trading activities.

	December 31,
	2006	2005	2004
Commodity contract net asset (liability) at beginning of period	$(56)	$23	$108
Settlements of positions included in the opening balance (1)	11	(23)	(61)
Unrealized mark-to-market valuations of positions held at end of period	82	32	(29)
Other activity (2)	—	(88)	5

Commodity contract net asset (liability) at end of period	$37	$(56)	$23

(1)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in net income prior to the beginning of the period, to offset gains and losses realized upon settlement of the positions in the current period.
(2)	These amounts have not been recognized in prior and current year mark-to-market earnings. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received. Activity in 2005 included $75 million of natural gas received related to physical swap transactions and a $12 million charge related to nonperformance by a coal contract counterparty.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses related to commodity contracts under SFAS 133 is summarized as follows:

	December 31,
	2006	2005	2004
Unrealized gains/(losses) related to contracts marked-to-market	$93	$9	$(90)
Ineffectiveness gains/(losses) related to cash flow hedges (a)	237	(27)	(19)

Total unrealized gains (losses) related to commodity contracts	$330	$(18)	$(109)

(a)	See Note 16 to Financial Statements.

These amounts are reported in the “risk management and trading activities” component of revenues.

Maturity Table — Included in the net commodity contract asset balance above at December 31, 2006, is a net asset of $129 million representing unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings. Offsetting this net asset is a net liability of $92 million included in the December 31, 2006 balance sheet that is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including $86 million related to natural gas physical swap transactions. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of December 31, 2006, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net assets at December 31, 2006
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(24)	$6	$33	$4	$19
Prices provided by other external sources	57	35	(6)	34	120
Prices based on models	(7)	(3)	—	—	(10)

Total	$26	$38	$27	$38	$129

Percentage of total fair value	20%	29%	21%	30%	100%

The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT generally extend through 2010 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and each component valued separately. Components valued as forward commodity positions are included in the “prices provided by other external sources” category. Components valued as options are included in the “prices based on models” category.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Year Ended December 31,
	2006	2005	2004
Net increase (decrease) in fair value of cash flow hedges (all commodity) held at end of period	$476	$(47)	$(75)
Derivative value of net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	(23)	64	21
Financing – interest rate swaps (a)	7	6	6

	(16)	70	27

Total income (loss) effect of cash flow hedges reported in other comprehensive income from continuing operations	$460	$23	$(48)

(a)	Represents recognition of net losses on settled swaps.

TXU Energy Company has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transaction are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 16 to Financial Statements.

See discussion in Note 18 to Financial Statements regarding the minimum pension liability adjustments reported in other comprehensive income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities totaled $4.7 billion in 2006 compared to $1.9 billion in 2005. The $2.8 billion improvement reflected:

•

higher operating earnings after taking into account noncash items such as depreciation, deferred income tax expense, the generation plant impairment charge and the net effect of unrealized mark-to-market valuations;

•

a favorable change of $1.7 billion in income taxes payable to TXU Corp. due to the combined effect of an increase in the 2006 liability resulting from higher taxable earnings (approximately $500 million in accrued income taxes related to 2006 taxable earnings is expected to be paid largely in the first quarter of 2007) and a refund received in 2006 related to 2005 reflecting a mark-to-market tax deduction related to a power sales agreement;

•	a favorable change of $503 million in net margin deposits, primarily reflecting amounts received from counterparties related to natural gas positions in the long-term hedging program; and

•

a favorable change of $238 million in working capital (accounts receivable, accounts payable and inventories) driven by higher wholesale natural gas and electricity receivables in 2005 due to higher prices in the fourth quarter of 2005.

Cash flows provided by operating activities in 2005 increased $755 million, or 68%, to $1.9 billion in 2005. The improvement reflected higher earnings partially offset by higher income tax payments to TXU Corp. as well as unfavorable accounts payable changes due primarily to higher purchased power volumes on a weather-related increase in retail sales volumes in late 2004.

Cash flows used in financing activities totaled $1.5 billion in 2006, $104 million in 2005 and $337 million in 2004. The drivers of the $1.4 billion increase in cash used in financing activities from 2005 to 2006 and the $233 million decrease in cash used in financing activities from 2004 to 2005 are summarized in the table below:

	Year Ended December 31,
	2006	2005	2004
Cash used in financing activities:
Net effect of debt repayments, repurchases and issuances	$(367)	$629	$365
Payments on income tax-related note payable to TXU Electric Delivery (see Note 21 to Financial Statements)	(40)	(40)	(2)
Distributions paid to parent	(1,144)	(700)	(700)
Excess tax benefits on stock-based incentive compensation	11	7	—

Total	$(1,540)	$(104)	$(337)

Cash flows used in investing activities totaled $3.1 billion in 2006, $1.8 billion in 2005 and $704 million in 2004. The table below details the business activities impacting the investing cash flows:

	Year Ended December 31,
	2006	2005	2004
Cash used in investing activities:
Advances to affiliates	$(2,191)	$(1,509)	$(363)
Capital expenditures, including nuclear fuel	(505)	(366)	(368)
Purchase of equipment on behalf of TXU DevCo	(208)	—	—
Proceeds from sale of assets	17	65	29
Deposit of proceeds from pollution control revenue bonds with trustee	(240)	—	—
Net investments in nuclear decommissioning trust fund securities	(16)	(15)	(15)
Other	—	3	13

Total	$(3,143)	$(1,822)	$(704)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $65 million, $59 million and $64 million for 2006, 2005 and 2004, respectively. This difference represents amortization of nuclear fuel, which is reported as fuel, purchased power costs and delivery fees in the statement of income consistent with industry practice.

Capital Allocation — TXU Energy Company is subject to TXU Corp.’s capital allocation model. Under the current model, TXU Energy Company intends to invest $800 million for ongoing upgrades of its generation fleet. In addition, TXU Energy Company expects that capital expenditures related to the proposed three new lignite/coal-fueled generation units will total $1.3 billion in 2007.

TXU Corp. may be restricted in applying its current capital allocation model by virtue of the terms of the Merger Agreement. In particular, TXU Corp. may be required to obtain consent to make certain capital expenditures.

Long-term Debt Activity — Issuances in 2006 totaled $243 million principal amount in pollution control revenue bonds. Scheduled payments in 2006 totaled $664 million principal amount, including $400 million in senior notes and $259 million in pollution control revenue bonds. Scheduled principal payments in 2007 total $154 million. See Note 12 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities — At March 5, 2007, TXU Energy Company, jointly with TXU Electric Delivery, had access to credit facilities totaling $6.5 billion of which $3.6 billion was unused. On March 1, 2007, a $1.5 billion TXU Energy Company credit facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities. Available borrowing capacity at March 5, 2007 declined $1.8 billion from year-end 2006 primarily due to borrowings to repay maturing commercial paper (both TXU Energy Company’s and TXU Electric Delivery’s) as a rating agency action reduced the ability to reissue the commercial paper borrowings (see discussion below under “Credit Ratings”). See Note 11 to Financial Statements for details of the arrangements.

Short-term Borrowings — At March 5, 2007, TXU Energy Company had $418 million of commercial paper outstanding and $1.8 billion of bank borrowings under the credit facilities, both of which fund short-term liquidity requirements.

Capitalization — The capitalization ratios of TXU Energy Company at December 31, 2006, consisted of 30.2% long-term debt, less amounts due currently, and 69.8% membership interests. Total debt to capitalization, including short-term debt, was 36.7% and 52.1% at December 31, 2006 and 2005, respectively.

Cash Distributions to Parent — TXU Energy Company paid US Holdings cash distributions of $284 million in January 2007, $1.1 billion in 2006 (in four quarterly payments of $286 million) and $700 million in 2005 (in four quarterly payments of $175 million).

Financing of New Generation Facilities — TXU Corp. continues to evaluate potential financing vehicles for the construction of new generation facilities, including the issuance of debt by TXU Energy Company.

Sale of Accounts Receivable — TXU Energy Company participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Energy Company sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by TXU Energy Company are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Company under the program totaled $541 million and $582 million at December 31, 2006 and 2005, respectively. See Note 10 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Liquidity Effects of Risk Management and Trading Activities — As of December 31, 2006, TXU Energy Company has received/posted cash and letters of credit for margin requirements, miscellaneous credit support or as otherwise required by a counterparty as follows:

•	$672 million in cash has been received related to daily margin settled transactions primarily associated with positions in the long-term hedging program;

•	$9 million in cash has been received from counterparties as collateral;

•	$7 million in cash has been posted with counterparties as collateral; and

•	$455 million in letters of credit have been posted as collateral.

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

Commodity transactions typically require the posting of collateral to support potential future payment obligations if the forward price of the underlying commodity moves such that the hedging instrument is out-of-the-money to the holder. Subsidiaries of TXU Energy Company have used cash and letters of credit to satisfy their collateral obligations. Considering the current and expected scale of the long-term hedging program and the desire to reduce the potential effect on liquidity of collateral postings, TXU DevCo’s hedging transactions are supported with a first-lien security interest in the assets of TXU Big Brown Company LP (Big Brown Lien) consisting of two existing lignite/coal-fueled generation units, as well as a guarantee from TXU Energy Company.

With respect to positions under the long-term hedging program as of March 5, 2007, for each $1.00 per MMBtu increase in natural gas prices, TXU Energy Company’s liquidity could be reduced by approximately $1.25 billion in collateral and/or financial margining. Transactions requiring daily margining account for approximately 47% of the positions in the long-term hedging program and are generally met by a combination of the Big Brown Lien, the TXU Energy Company guarantee, letters of credit and cash postings as required periodically by counterparties.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of TXU Energy Company contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2006, TXU Energy Company was in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of March 5, 2007 are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured	)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the Merger Agreement announced on February 26, 2007. Fitch also placed all of these ratings on Rating Watch Negative. The S&P ratings for TXU Corp., US Holdings and TXU Energy Company reflect a two-notch downgrade in early March 2007. Further, due to the announcement of the proposed merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade. Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of TXU Energy Company’s senior unsecured debt are below investment grade.

Commercial paper issued by TXU Energy Company and TXU Electric Delivery is rated P2 by Moody’s and F3 by Fitch and has not been rated by S&P. The Fitch rating reflects a one-notch downgrade in late February 2007.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Energy Company has guaranteed the obligations under TXU Corp.’s lease of its current headquarters building. In accordance with the terms of the guaranty, so long as TXU Energy Company remains a guarantor, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, either an additional guaranty from an investment grade entity or a letter of credit in the amount of $139 million is expected to be provided within 30 days of the rating decline. In connection with TXU Electric Delivery’s anticipated relocation of its headquarters to this building, TXU Electric Delivery is expected to provide a guaranty of the obligations under the lease. TXU Corp. and its other subsidiaries expect to relocate from the building and will pay their portion of the lease cost until such time.

A rail car lease with $51 million in remaining lease payments (principal amount as of December 31, 2006), is subject to the downgrade of TXU Energy Company’s credit rating to below investment grade. As a result, the lessor could require TXU Energy Company to sell the interest in the lease (subject to TXU Energy Company’s right to purchase the rail cars), assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease. TXU Energy Company is unable to predict the preferred action of the lessor.

TXU Energy Company has provided guarantees of the obligations under TXU DevCo’s new generation facility interconnection agreements for the three proposed new lignite/coal-fueled generation units at Sandow and Oak Grove with TXU Electric Delivery. As a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, collateral of up to approximately $26 million is expected to be posted with TXU Electric Delivery within 30 days of the rating decline.

TXU Energy Company has entered into certain retail and wholesale commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Company to post collateral in the event that its credit rating falls below investment grade. On March 2, 2007, S&P downgraded TXU Energy Company’s credit rating to two notches below investment grade. Based on its commodity contract positions at March 5, 2007, should TXU Energy Company’s credit rating be downgraded by one of the other rating agencies, counterparties would have the option to request TXU Energy Company to post up to $100 million in additional collateral support. The amount TXU Energy Company could be required to post under these transactions depends in part on the value of the contracts at the time of any such additional downgrade.

        Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TXU Energy Company and its subsidiaries as of March 7, 2007, and estimates of the amount of future requests, TXU Energy Company expects that it will post collateral support to the applicable utilities in an aggregate amount equal to approximately $25 million, with approximately $16 million of this amount to be posted for the benefit of TXU Electric Delivery.

        The Commission has rules in place to assure adequate credit worthiness of any REP. Under these rules, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company has agreed to maintain at all times availability under its credit facilities an amount equal to the aggregate amount of customer deposits and any advanced payments received from customers. As of March 5, 2007, the amount of customer deposits and advanced payments received from customers held by TXU Energy Company’s REP subsidiaries totaled approximately $120 million.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company posted additional collateral support of $34 million on March 7, 2007.

Other arrangements of TXU Energy Company, including credit facilities, the sale of receivables program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings of TXU Energy Company.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Company or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances ($642 million at December 31, 2006) under such facility to be accelerated as to TXU Energy Company but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances (none as of December 31, 2006) under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Company.

In addition, a default by TXU Energy Company or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross-default under its 364-day credit facility totaling $1.5 billion and may cause the maturity of outstanding balances (none as of December 31, 2006) under such facility to be accelerated.

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

Each of TXU DevCo’s two commodity hedging agreements contains a cross default provision. In the event of a default by TXU DevCo or its subsidiaries relating to certain obligations of TXU DevCo or its subsidiaries in an amount equal to or greater than $50 million with respect to one of the agreements (with such amount increasing to $100 million at December 31, 2007) or $100 million with respect to the other agreement, the applicable hedge counterparty may terminate the applicable transactions covered by the applicable hedging agreement and require all outstanding obligations thereunder to be settled. TXU Energy Company has guaranteed these obligations, and they are secured by a lien on the two lignite/coal-fueled generation units at its Big Brown plant.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Energy Company’s contractual cash obligations as of December 31, 2006 (see Notes 12 and 13 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal (a)	$143	$250	$—	$2,535	$2,928
Long-term debt – interest (b)	181	314	310	1,816	2,621
Operating and capital leases (c)	70	133	121	365	689
Contracts related to generation facilities development program	916	687	—	—	1,603
Obligations under commodity purchase and services agreements (d)	2,021	2,322	743	1,102	6,188

Total contractual cash obligations (e)	$3,331	$3,706	$1,174	$5,818	$14,029

(a)	Excludes capital lease obligations and fair value adjustments related to interest rate swaps.
(b)	Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2006.
(c)	Includes short-term noncancellable leases.
(d)	Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing contracts and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2006 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.
(e)	Excludes scheduled contractual payments for one proposed new generation unit (Sandow), which is being developed by a subsidiary of TXU Corp. and not of TXU Energy Company, totaling $594 million of which $385 million is expected to be paid in 2007 and $209 million in 2008 through 2009. In December 2006, TXU Energy Company transferred all of its employees and its employee-related assets and liabilities, including pension and other postretirement benefit obligations, to new employee service subsidiaries of TXU Corp.; these obligations are therefore excluded from the table. (See Note 1 to Financial Statements).

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty; and

•	employment contracts with management.

Guarantees - See discussion above under “Material Credit Rating Covenants” related to a TXU Corp. lease obligation with a credit rating provision. Also See Note 13 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 10 to Financial Statements.

Also see Note 13 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 13 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 18 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Wholesale Market Activity Investigation — See Note 13 to Financial Statements for discussion.

Climate Change and Carbon Dioxide – See discussion in Part I of this Form 10-K under “Environmental Regulations and Related Considerations” and under “Key Risks and Challenges” above.

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session beginning January 9, 2007. This session is not a “sunset” session for the Commission, so there is no requirement that the Legislature consider any electric industry-related bills. However, public statements by key legislators, including the current Chairman of the House Committee on Regulated Industries, which has jurisdiction over electric industry issues in the House, and the Chairman of the Senate Committee on Business and Commerce, which has jurisdiction over electric industry issues in the Senate, indicate a high likelihood that various measures pertaining to the electric industry will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include initiatives that could affect the competitive framework of the retail electricity market, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. TXU Energy Company supports continued development of a fully competitive wholesale and retail power market and will actively monitor and provide input regarding legislation that could be material to the electric industry. TXU Energy Company is unable to predict the outcome of the 2007 legislative process or its effect, if any, on its ongoing business and, in some limited circumstances, the closing of TXU Corp.’s proposed merger.

Wholesale Market Design

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

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various locational nodes on the transmission grid. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. In March 2006, the Commission approved a set of Nodal Protocols, which was filed by ERCOT and describes the operation of a wholesale nodal market, and set an implementation date of no later than January 1, 2009. In August 2006, the Commission adopted an interim order approving ERCOT’s application for a surcharge imposed on all Qualified Scheduling Entities in ERCOT (including subsidiaries of TXU Energy Company) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. The surcharge took effect on October 1, 2006. TXU Energy Company expects that the annual impact of the surcharge will be approximately $3 to $4 million in additional expense; however, TXU Energy Company is unable to predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

Disconnect Rulemaking

In June 2006, the Office of Public Utility Counsel and other groups filed a petition asking the Commission to adopt an emergency rule that would bar disconnection of electric service to residential customers during the 2006 summer months. The Commission adopted such a rule in July 2006, which became effective immediately. The new rule required the following for residential customers:

•	For “critical care” customers whose interruption or suspension of electric service would create a dangerous or life-threatening condition, disconnection was prohibited through September 30, 2006;

•

With respect to elderly low-income customers who contacted their electric provider, disconnection was also prohibited through September 30, 2006. These customers were entitled to enter into a deferred payment arrangement; and

•	All other low-income customers were able to avoid disconnection through September 30, 2006 by paying 25% of their current month’s bill and entering into a deferred payment arrangement.

These actions have contributed to the increase in bad debt expense.

2006 Texas Legislative Special Session

The 79th Texas Legislature completed its 3rd special session in May 2006. The session resulted in a reform to the Texas franchise tax system and the enactment of a property tax relief law.

The Texas franchise tax system is being replaced with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. TXU Energy Company’s subsidiaries conduct significant operations through Texas limited partnerships that will become subject to the new Texas margin tax. The effective date of the Texas margin tax is January 1, 2008 for calendar year-end companies and the computation of tax liability will be based on 2007 revenues as reduced by certain deductions. The new margin tax is expected to increase TXU Energy Company’s annual state franchise tax expense by approximately $40 million beginning in 2007. Also see Note 7 to Financial Statements.

The property tax relief law reduced school taxes assessed to TXU Energy Company by approximately $5 million in 2006 and is expected to reduce school taxes by $21 million annually in 2007 and subsequent years (based on current property values and without regard to any property additions).

Price-to-Beat Rates

As a result of the legislation that restructured the electric utility industry in Texas to provide for retail competition (1999 Restructuring Legislation), effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Public Utility Commission of Texas (the Commission), to residential and small business customers located in their historical service territories. The price-to-beat mechanism was intended to spur competition as the rates were set such that competing REPs could profitably offer lower rates. TXU Energy, as a REP affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to these classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class was supplied by competing REPs. TXU Energy met the 40% threshold target calculation for its small business customers in December 2003 and began offering rates other than the price-to-beat rate to this customer class. Since January 1, 2005, TXU Energy has offered rates different from the price-to-beat rate to all customer classes, but was required to make the price-to-beat rate available for residential and small business customers in its historical service territory until January 1, 2007.

Under amended Commission rules, effective April 2003 through December 2006, affiliated REPs of electricity delivery utilities were allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average forward price of natural gas increased or decreased more than 5% (10% if the petition was filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. Because of rising natural gas prices, in 2005 TXU Energy petitioned and received approval from the Commission for price-to-beat rate increases implemented as follows (percentage represents increase in the average monthly residential bill):

•	10% and 12% in May and October of 2005, respectively. The latter reflected a voluntary discount that expired December 31, 2005; and

•	12% in January of 2006 representing the expiration of the voluntary discount.

As of January 1, 2007, TXU Energy is no longer required to offer the price-to-beat rate to any of its customer classes.

Nuclear Decommissioning

TXU Energy Company’s nuclear plant decommissioning costs are fully recoverable from TXU Electric Delivery’s distribution customers. Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Energy Company’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. In 2005, an updated study of the cost to decommission TXU Energy Company’s nuclear generating facility was completed by management and was filed with the Commission in June 2005. The accompanying testimony concluded that no change to the nuclear decommissioning tariff was warranted at that time. In July 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

Provider of Last Resort Rule

In June 2006, the Commission approved a revised Provider Of Last Resort (POLR) rule which became fully effective in January 2007. The rule modifies the existing POLR price structure and creates a rate no longer tied to the price-to-beat rate. Importantly, the newly adopted POLR price structure is designed to compensate POLR providers for the costs and risks associated with providing POLR service and also contains a POLR price floor designed to prevent the POLR price from interfering with competitive market prices.

Summary

Although TXU Energy Company cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

RISK OVERSIGHT

TXU Energy Company’s wholesale operation manages the commodity price, counterparty credit and operational risk related to the unregulated energy business within limitations established by senior management and in accordance with TXU Energy Company’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

TXU Energy Company has a corporate risk management organization that is headed by a Chief Risk Officer. The Chief Risk Officer, through his designees, enforces all applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Energy Company and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transaction capture, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

COMMODITY PRICE RISK

TXU Energy Company’s businesses are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products they market or purchase. TXU Energy Company’s businesses actively manage their portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. These businesses, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, subsidiaries of TXU Energy Company enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities in the wholesale operations include hedging, the structuring of long-term contractual arrangements and proprietary trading. The wholesale operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery and settlement of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are settled. TXU Energy Company strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

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

TXU Energy Company regularly reviews its risk analysis metrics. In the course of this review, it was determined that the Cash Flow at Risk metric previously disclosed is not a meaningful measure of actionable commodity price risk. It was also determined that providing a Trading VaR would enhance disclosure. Trading VaR includes all natural gas and electricity-related contracts entered into for trading purposes. TXU Energy Company may add or eliminate other metrics in the future in its disclosures of risks.

In a review of the holding period for VaR calculations presented below, TXU Energy Company determined that a holding period of five to 60 days, instead of the five-day holding period previously assumed, would be more reflective of the time it would take to liquidate the portfolio, considering the increase in longer-dated positions (principally related to the long-term hedging program) and the associated liquidity effects.

Trading VaR — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts entered into for trading purposes based on a 95% confidence level and an assumed holding period of five to 60 days.

Year Ended December 31, 2006
Month-end average VaR:	$12
Month-end high VaR:	$30
Month-end low VaR:	$5

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period as presented below.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Five to 60 day holding period	Five-day holding period	Five-day holding period
Month-end average MtM VaR:	$89	$32	$19
Month-end high MtM VaR:	$246	$77	$27
Month-end low MtM VaR:	$5	$5	$12

Earnings at Risk (EaR) — This measurement estimates the potential reduction of fair value of expected pretax earnings for the years presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). For this purpose, cash flow hedges are also included with transactions that are not marked-to-market in net income. A 95% confidence level is assumed in determining EaR.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Five to 60 day holding period	Five-day holding period	Five-day holding period
Month-end average EaR:	$99	$41	$23
Month-end high EaR:	$241	$72	$41
Month-end low EaR:	$21	$21	$3

The increases in the five-day holding period risk measures (MtM VaR and EaR) above are driven by the significant increase in number of positions in the long-term hedging program.

INTEREST RATE RISK

The table below provides information concerning TXU Energy Company’s financial instruments as of December 31, 2006 and 2005 that are sensitive to changes in interest rates. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts are excluded from the table. See Note 12 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
	(million of dollars, except percentages)
	2007	2008	2009	2010	2011	There- After	2006 Total Carrying Amount	2006 Total Fair Value	2005 Total Carrying Amount	2005 Total Fair Value

Long-term debt (including current maturities)
Fixed rate debt amount (a)	—	$250	—	—	—	$2,090	$2,340	$2,419	$2,499	$2,610
Average interest rate	—	6.13%	—	—	—	6.57%	6.52%	—	6.39%	—
Variable rate debt amount	143	$—	—	—	—	$445	$588	$555	$845	$790
Average interest rate	4.11%	—	—	—	—	4.17%	4.15%	—	4.28%	—

Total Debt	$143	$250	$—	$—	$—	$2,535	$2,928	$2,974	$3,344	$3,400

Debt swapped to variable:
Amount	—	$250	—	—	—	—	$250		$250
Average pay rate	—	8.06%	—	—	—	—	8.06%		7.61%
Average receive rate	—	6.13%	—	—	—	—	6.13%		6.13%

(a)	Reflects the maturity date and not the remarketing date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 12 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

As of February 16, 2007, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $6 million.

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Energy Company has standardized documented processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and analyzed to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure. Additionally, TXU Energy Company has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Energy Company’s gross exposure to credit risk, which totaled approximately $1.8 billion at December 31, 2006, represents trade accounts receivable as well as net asset positions arising from hedging and trading activities.

Gross assets subject to credit risk include $595 million in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of December 31, 2006, the exposure to credit risk from these customers and counterparties totaled $1.2 billion taking into account standardized master netting contracts and agreements described above and $56 million in credit collateral (cash, letters of credit and other security interests) held by TXU Energy Company subsidiaries.

Of this $1.2 billion net exposure, 88% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Company routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

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

The following table presents the distribution of credit exposure as of December 31, 2006, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable as well as net asset positions arising from hedging and trading activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,094	$41	$1,053	$614	$220	$219	$1,053
Noninvestment grade	164	15	149	111	13	25	149

Totals	$1,258	$56	$1,202	$725	$233	$244	$1,202

Investment grade	87%	73%	88%
Noninvestment grade	13%	27%	12%

Approximately 60% of the net $1.2 billion credit exposure has a maturity date of two years or less. TXU Energy Company does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

TXU Energy Company had credit exposure to two counterparties having an exposure greater than 10% of the net exposure of $1.2 billion at December 31, 2006. These two counterparties represented 15% and 12%, respectively, of the net exposure. TXU Energy Company views its exposure with these two counterparties to be within an acceptable level of risk tolerance as they are rated investment grade.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Company contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Company expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of electricity generation assets, market and industry developments and the growth of TXU Energy Company’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Company believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Energy Company to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generation facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies including climate change initiatives;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	TXU Energy Company’s ability to attract and retain profitable customers;

•	TXU Energy Company’s ability to profitably serve its customers given the announced price protection and price cuts;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, lignite, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the Texas electricity market;

•	TXU Energy Company’s ability to effectively hedge against changes in commodity prices and market heat rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Energy Company’s financial instruments;

•	changes in technology used by and services offered by TXU Energy Company;

•

significant changes in TXU Energy Company’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Energy Company;

•	actions by credit rating agencies;

•

with respect to the proposed development of three new lignite/coal-fueled generation units, more specifically, TXU Energy Company’s ability to fund such developments, delays in the approval of, or failure to obtain, air and other environmental permits and the ability to satisfactorily resolve issues relating to any appeal to the final judgment issued with respect to the Sandow consent decree, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of TXU Energy Company and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of TXU Energy Company to manage the significant construction program to a timely conclusion with limited cost overruns;

•

with respect to the proposed merger: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the proposed merger; the outcome of any legal proceedings that may be instituted against TXU Corp. and others related to the Merger Agreement; failure to obtain shareholder approval or any other failure to satisfy other conditions required to complete the proposed merger, including required regulatory approvals; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed merger; the amount of the costs, fees, expenses and charges related to the proposed merger and the execution of certain financings that will be obtained to consummate the proposed merger; and the impact of the substantial indebtedness incurred to finance the consummation of the proposed merger; and

•	the ability of TXU Energy Company to implement cost reduction initiatives.

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

The management of TXU Energy Company LLC is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management’s authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Energy Company LLC’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2006, TXU Energy Company LLC’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TXU Energy Company LLC and its subsidiaries and to issue their report thereon.

/s/ M. S. Greene	/s/ David A. Campbell
M. S. Greene, Chairman of the Board, President and Chief Executive	David A. Campbell, Executive Vice President and Acting Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of TXU Energy Company LLC:

We have audited the accompanying consolidated balance sheets of TXU Energy Company LLC and subsidiaries (“TXU Energy Company”) as of December 31, 2006 and 2005, and the related statements of consolidated income, comprehensive income, cash flows, and membership interests for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the TXU Energy Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. TXU Energy Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TXU Energy Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Energy Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Financial Statements, TXU Energy Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, effective October 1, 2004.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2007

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Operating revenues	$9,595	$9,552	$8,402
Costs and expenses:
Fuel, purchased power costs and delivery fees	3,922	5,545	5,173
Operating costs	613	667	703
Depreciation and amortization	333	313	350
Selling, general and administrative expenses	532	522	666
Franchise and revenue-based taxes	126	114	117
Other income	(25)	(64)	(110)
Other deductions	200	15	611
Interest income	(202)	(70)	(31)
Interest expense and related charges	384	393	353

Total costs and expenses	5,883	7,435	7,832
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	3,712	2,117	570
Income tax expense	1,277	687	162

Income from continuing operations before cumulative effect of changes in accounting principles	2,435	1,430	408
Loss from discontinued operations, net of tax effect (Note 2)	—	(8)	(34)
Cumulative effect of changes in accounting principles, net of tax effect (Note 3)	—	(8)	4

Net income	$2,435	$1,414	$378

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Components related to continuing operations:
Income from continuing operations before cumulative effect of changes in accounting principles	$2,435	$1,430	$408
Other comprehensive income (loss), net of tax effects Minimum pension liability adjustments (net of tax expense of $—, $4 and $4)	—	7	7
Cash flow hedges:
Net change in fair value of derivatives held at end of period (net of tax (expense) benefit of ($256), $24 and $40)	476	(47)	(75)
Derivatives value net (gains) losses reported in net income that relate to hedged transactions recognized in the period (net of tax (expense) benefit of ($9), $38 and $14)	(16)	70	27

Total effect of cash flow hedges	460	23	(48)

Total adjustments to net income from continuing operations	460	30	(41)

Comprehensive income from continuing operations	2,895	1,460	367
Comprehensive loss from discontinued operations	—	(8)	(34)
Cumulative effect of changes in accounting principles, net of tax effect	—	(8)	4

Comprehensive income	$2,895	$1,444	$337

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Cash flows — operating activities
Net income	$2,435	$1,414	$378
Income from discontinued operations, net of tax effect	—	8	34
Cumulative effect of changes in accounting principles, net of tax effect	—	8	(4)

Income from continuing operations before cumulative effect of changes in accounting principles	2,435	1,430	408
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	398	372	414
Deferred income taxes and investment tax credits – net	122	656	—
Net effect of unrealized mark-to-market valuations	(330)	18	109
Impairment of natural gas-fired generation plants	196	—	—
Customer appreciation bonus charge (net of amounts credited to customers in 2006)	122	—	—
Bad debt expense	67	53	91
Net gain on sale of assets	(20)	(42)	(107)
Recognition of losses on dedesignated cash flow hedges	10	10	9
Net equity loss from unconsolidated affiliates	10	7	5
Stock-based incentive compensation expense	9	12	25
Charge (credit) related to impaired leases	(11)	(16)	180
Inventory write-off related to natural gas-fueled generation plants	3	—	—
Asset writedown charges	—	11	191
Changes in retail clawback liability	—	(63)	(79)

Changes in operating assets and liabilities:
Affiliate accounts receivablepayable – net	(51)	—	(21)
Accounts receivable – trade	348	(259)	(197)
Impact of sale of accounts receivable program	(41)	171	(93)
Inventories	1	(36)	20
Accounts payable – trade	(210)	(67)	214
Margin deposits – net	564	61	34
Commodity contract assets and liabilities – net	—	76	(5)
Other – net assets	(139)	(465)	34
Other – net liabilities	1,195	(56)	(114)

Cash provided by operating activities of continuing operations	4,678	1,873	1,118

Cash flows — financing activities
Issuances of long-term debt	243	180	800
Retirements of debt	(664)	(71)	(630)
Change in short-term borrowings:
Commercial paper	317	306	—
Banks	(245)	230	210
Decrease in income tax-related note payable to TXU Electric Delivery	(40)	(40)	(2)
Distributions paid to parent	(1,144)	(700)	(700)
Excess tax benefit on stock-based incentive compensation	11	7	—
Debt premium, discount, financing and reacquisition expenses	(18)	(16)	(15)

Cash used in financing activities of continuing operations	(1,540)	(104)	(337)

Cash flows — investing activities
Advances to affiliates	(2,191)	(1,509)	(363)
Capital expenditures	(388)	(309)	(281)
Nuclear fuel	(117)	(57)	(87)
Equipment purchases on behalf of TXU DevCo	(208)	—	—
Proceeds from sale of assets and businesses	17	65	29
Proceeds from pollution control revenue bonds deposited with trustee	(240)	—	—
Proceeds from sales of nuclear decommissioning trust fund securities	207	191	88
Investments in nuclear decommissioning trust fund securities	(223)	(206)	(103)
Other	—	3	13

Cash used in investing activities of continuing operations	(3,143)	(1,822)	(704)

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Discontinued operations
Cash used in operating activities	—	(5)	(27)
Cash used in financing activities	—	—	—
Cash provided by investing activities	—	—	2

Cash used in discontinued operations	—	(5)	(25)

Net change in cash and cash equivalents	(5)	(58)	52
Cash and cash equivalents – beginning balance	12	70	18

Cash and cash equivalents – ending balance	$7	$12	$70

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$7	$12
Restricted cash	3	8
Trade accounts receivable – net (Note 10)	804	1,178
Advances to parent	2,418	694
Note receivable from parent	1,500	1,500
Income taxes receivable from parent	—	361
Inventories	306	309
Commodity contract assets (Note 15)	276	1,603
Cash flow hedge and other derivative assets (Note 16)	696	63
Accumulated deferred income taxes (Note 8)	189	167
Margin deposits related to commodity positions	7	247
Other current assets	85	77

Total current assets	6,291	6,219

Restricted cash	241	—
Investments	496	501
Advances to parent	700	—
Property, plant and equipment — net	9,888	9,958
Goodwill	517	517
Commodity contract assets (Note 15)	163	338
Cash flow hedge and other derivative assets (Note 16)	94	68
Other noncurrent assets	157	205

Total assets	$18,547	$17,806

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Short-term borrowings (Note 11)	$818	$746
Long-term debt due currently (Note 12)	154	401
Trade accounts payable – nonaffiliates	802	879
Trade accounts and other payables to affiliates	379	355
Commodity contract liabilities (Note 15)	278	1,481
Cash flow hedge and other derivative liabilities (Note 16)	18	260
Margin deposits related to commodity positions	681	357
Accrued income taxes payable to parent	533	—
Accrued taxes other than income	51	51
Other current liabilities	255	415

Total current liabilities	3,969	4,945

Accumulated deferred income taxes (Note 8)	3,237	2,800
Investment tax credits	311	326
Commodity contract liabilities (Note 15)	124	516
Cash flow hedge and other derivative liabilities (Note 16)	9	44
Notes or other liabilities due affiliates	359	406
Other noncurrent liabilities and deferred credits	1,003	833
Long-term debt, less amounts due currently (Note 12)	2,882	3,055
Exchangeable preferred membership interest, net of discount ($– and $222)	—	528

Total liabilities	11,894	13,453

Commitments and contingencies (Note 13)

Membership interests (Note 14)	6,653	4,353

Total liabilities and membership interests	$18,547	$17,806

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Membership interests:
Capital accounts:
Balance at beginning of year	$4,474	$3,742	$4,109
Net income	2,435	1,414	378
Distributions paid to parent	(1,144)	(700)	(700)
Transfer of TXU Enterprise Holdings Company LLC ownership to parent	6	—	—
Transfer of TXU Fuel ownership to parent	—	—	(73)
Effects of TXU Corp. stock-based incentive compensation plans	22	18	28
Recapitalization of exchangeable preferred membership interests	521	—	—

Balance at end of year	6,314	4,474	3,742

Accumulated other comprehensive income, net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	—	(7)	(14)
Change during the year	—	7	7

Balance at end of year	—	—	(7)

Amounts related to cash flow hedges:
Balance at beginning of year	(121)	(144)	(96)
Change during the year	460	23	(48)

Balance at end of year	339	(121)	(144)

Total membership interests	$6,653	$4,353	$3,591

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business — TXU Energy Company LLC (TXU Energy Company) is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings), which is a wholly-owned subsidiary of TXU Corp. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. TXU Energy Company is managed as an integrated business; therefore, there are no reportable business segments.

On February 26, 2007, TXU Corp. announced that it had entered into a Merger Agreement, with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. See Note 23.

Basis of Presentation — The consolidated financial statements of TXU Energy Company have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in TXU Energy Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the reporting of wholesale electricity trading activities and ERCOT electricity balancing transactions as discussed below under “Revenue Recognition.” All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. As discussed below, certain reclassifications have been made to conform prior period data to current period presentation. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Commodity contract and derivative assets and liabilities and margin deposits reported in the consolidated balance sheet each reflect counterparty netting in accordance with legal right of offset agreements.

Transfer of Employees — In December 2006, TXU Energy Company transferred all of its employees and its employee-related assets and liabilities, including pension and other postretirement benefit obligations, to new employee service subsidiaries of TXU Corp. Employees of the service subsidiaries continue to be engaged in the business activities of TXU Energy Company and their services are billed to TXU Energy Company at cost. Classifications of the billed costs in TXU Energy Company’s income statement are consistent with prior reporting. See Note 21.

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

Derivative Instruments and Mark-to-Market Accounting — TXU Energy Company enters into contracts for the purchase and sale of electricity, natural gas and other commodities and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under SFAS 133, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses, unless the criteria for certain exceptions are met, and an offsetting derivative asset or liability is recorded in the balance sheet. This recognition is referred to as “mark-to-market” accounting. The fair values of TXU Energy Company’s unsettled commodity-related derivative instruments under mark-to-market accounting are reported in the balance sheet as commodity contract assets or liabilities. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. Under the exception criteria of SFAS 133, TXU Energy Company may elect the “normal” purchase and sale exemption; further, TXU Energy Company may designate derivatives as a cash flow or fair value hedge. A derivative contract may be designated as a “normal” purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market).

Because derivative instruments are frequently used as economic hedges, SFAS 133 allows the designation of these hedges as cash flow or fair value hedges provided certain conditions are met. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a forecasted sale of electricity in the future at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for changes in value of cash flow hedges, derivative assets and liabilities are recorded on the balance sheet with an offset to other comprehensive income or loss to the extent the hedges are effective and the hedged transaction remains probable of occurring. If the hedged transaction is no longer probable of occurring, hedge accounting is discontinued. Amounts recorded in other comprehensive income are reclassified into net income as the related hedged transactions settle and affect earnings. If the hedged transaction becomes probable of not occurring, the amount recorded in other comprehensive income is immediately reclassified to net income. Changes in value of fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. In the statement of cash flow, the effects of settlements of derivative instruments are classified consistent with the related hedged transactions.

To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Changes in fair value that represent hedge ineffectiveness, even if the hedge continues to be assessed as effective, are immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. The “short-cut” method under SFAS 133 allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met. If all short-cut conditions are met, then the hedge results in no ineffectiveness gains and losses, as the hedge is considered 100% effective, and no future effectiveness testing is required. See Notes 12, 15 and 16 for additional details concerning hedging activity.

Revenue Recognition — TXU Energy Company records revenue from electricity sales under the accrual method of accounting. Revenues are recognized when electricity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the revenues earned from the meter reading date to the end of the period (unbilled revenue).

Under a realignment of TXU Energy Company’s wholesale energy operations effective January 1, 2006, management of wholesale purchases and sales of electricity for purposes of balancing electricity supply and demand was segregated from the buying and selling of electricity for trading purposes. Previously, all wholesale electricity purchases and sales were managed in aggregate under a “portfolio management” structure, as the primary activity was energy balancing, and all wholesale activity utilized (and continues to utilize) contracts for physical delivery. Financial derivative instruments, as are common in natural gas markets, are not as readily available in the Texas electricity market. The realignment reflects an expectation of a growing market for electricity trading in Texas. Under the previous structure, all purchases and sales scheduled with ERCOT for delivery were reported gross in the income statement, and “booked-out” sales and purchases (agreement with the counterparty to net settle before scheduling for delivery) were reported net. Effective with the January 1, 2006 realignment, those contracts that are separately managed as a trading book and scheduled for physical delivery are reported net upon settlement in accordance with existing accounting rules (EITF 02-03). All transactions reported net, including booked-out contracts, are reported as a component of revenues. Gross revenues from electricity trading activities totaled $1.3 billion in 2006.

In addition, TXU Energy Company revised its reporting of ERCOT electricity balancing transactions effective with 2006 reporting. These transactions represent wholesale purchases and sales of electricity for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net. TXU Energy Company had historically reported the net amount as a component of purchased power cost as the activity consistently represented a net purchase of electricity prior to 2005 due in part to TXU Energy Company’s retail load exceeding generation volumes. More recently, the balancing activity has frequently resulted in net revenues due in part to generation volumes increasingly exceeding retail load. TXU Energy Company believes that presentation of this activity as a component of revenues more appropriately reflects TXU Energy Company’s market position. Accordingly, net electricity balancing transactions are reported in revenues and the prior years’ amounts have been reclassified. The amount reported in revenues totaled $31 million in net purchases in 2006, $225 million in net sales in 2005 and $92 million in net purchases in 2004.

Realized and unrealized gains and losses from transacting in energy-related derivative instruments are reported as a component of revenues. See discussion above under “Derivative Instruments and Mark-to-Market Accounting.”

Impairment of Long-Lived Assets — TXU Energy Company evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with SFAS 144. The determination of the existence of indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. See Note 4 for details of the impairment of the natural gas-fueled generation plants recorded in the second quarter of 2006.

Amortization of Nuclear Fuel — Amortization of nuclear fuel is calculated on the units-of-production method and is reported as fuel costs.

Major Maintenance — Major maintenance costs incurred during generation plant outages, as well as the costs of other maintenance activities, are charged to expense as incurred. This accounting is consistent with guidance issued by the FASB as discussed below under “Changes in Accounting Standards”.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans — TXU Energy Company bears a portion of the costs of the TXU Corp. sponsored pension plan, offering pension benefits through either a defined benefit pension plan or cash balance plan, and the TXU Corp. plan offering certain health care and life insurance benefits to eligible personnel engaged in TXU Energy Company’s activities and their eligible dependents upon the retirement of such personnel. Costs of pension and other postretirement employee benefit (OPEB) plans are determined in accordance with SFAS 87 and SFAS 106 and are dependent upon numerous factors, assumptions and estimates. See Note 18 for other information regarding pension and OPEB costs.

Stock-Based Incentive Compensation — TXU Corp. has provided discretionary awards to qualified managerial personnel engaged in TXU Energy Company activities that are payable in common stock under TXU Corp.’s shareholder-approved long-term incentive plans. TXU Energy Company recognizes expense for these awards based on the provisions of SFAS 123R which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. See Note 19 for information regarding stock-based incentive compensation.

Sales and Excise Taxes — Sales and excise taxes are accounted for as a “pass through” item on the balance sheet; i.e., the tax is billed to customers and recorded as trade accounts receivable with an offsetting amount recorded as a liability to the taxing jurisdiction.

Franchise and Revenue-Based Taxes — Franchise and gross receipt taxes are not a “pass through” item such as sales and excise taxes. These taxes are assessed to TXU Energy Company by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates charged to customers by TXU Energy Company are intended to recover the taxes, but TXU Energy Company is not acting as an agent to collect the taxes from customers.

Income Taxes — TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

TXU Corp. has generally accounted for uncertainty related to positions taken on tax returns based on the probable liability approach consistent with SFAS 5. FIN No. 48, as discussed below under “Changes in Accounting Standards”, provides clarification of the accounting for uncertain income tax positions.

Accounting for Contingencies — The financial results of TXU Energy Company may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. See Note 13 for a discussion of contingencies.

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

Depreciation of TXU Energy Company’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. As is common in the industry, TXU Energy Company records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful life. Depreciation also includes the effect of asset retirement obligations as prescribed by SFAS 143 and the impacts of FIN 47 (see Note 3), which was adopted by TXU Corp. in 2005.

Effective January 1, 2005, the estimated depreciable lives of lignite/coal-fueled generation facilities were extended from fifty years to sixty years to better reflect their useful lives, resulting in a reduction of depreciation expense for the year ended December 31, 2005 of $13 million ($8 million after-tax) as compared to the 2004 year.

Inventories — Inventories, including environmental energy credits and emission allowances, are carried at weighted average cost. All inventories are reported at the lower of cost or market unless expected to be used in the generation of electricity.

Investments — Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Energy Company has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at market value. See Note 17 for details of investments.

Changes in Accounting Standards — In February 2007, the FASB issued SFAS 159, which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS 159 also revises provisions of SFAS 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. TXU Energy Company has not yet evaluated the potential impact of this standard.

In September 2006, the FASB issued SFAS 158, which was adopted by TXU Corp. effective December 31, 2006. The adoption of SFAS 158 did not have an effect on TXU Energy Company’s consolidated balance sheet. See discussion above concerning the transfer of TXU Energy Company employees.

Also, in September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value. This statement is effective for fiscal years beginning after November 15, 2007. TXU Energy Company expects that the adoption of the statement will impact mark-to-market valuations of certain commodity contracts.

The FASB issued guidance in September 2006 regarding accounting for major maintenance activities (referred to as FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities”). This guidance prohibits the use of the accrue-in-advance method of accounting. TXU Energy Company expenses major maintenance costs as incurred.

In June 2006, the FASB issued FIN 48, which provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires uncertain tax positions be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard. Benefits of positions taken on income tax returns that do not qualify for financial statement recognition are required to be disclosed in the financial statements. This interpretation will be adopted by TXU Energy Company effective January 1, 2007, as required. The FASB is considering certain revisions to FIN 48, and TXU Energy Company is currently evaluating the potential impact of this standard on its financial position.

2. DISCONTINUED OPERATIONS

The table below reflects the results of the businesses reported as discontinued operations in 2005 and 2004:

	Strategic Retail Services	Pedricktown	Total
2005
Operating revenues	$—	$12	$12
Operating costs and expenses	—	14	14
Other deductions — net	3	—	3

Operating loss before income taxes	(3)	(2)	(5)
Income tax benefit	(1)	—	(1)
Charges related to exit (after-tax)	—	(4)	(4)

Loss from discontinued operations	$(2)	$(6)	$(8)

2004
Operating revenues	$17	$32	$49
Operating costs and expenses	20	37	57
Other deductions — net	10	—	10
Interest income	(1)	—	(1)

Operating loss before income taxes	(12)	(5)	(17)
Income tax benefit	(4)	(2)	(6)
Charges related to exit (after-tax)	(6)	(17)	(23)

Loss from discontinued operations	$(14)	$(20)	$(34)

Strategic Retail Services — In December 2003, TXU Energy Company finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Results in 2004 include a $6 million after-tax charge to settle a contract dispute related to the business. Results in 2005 reflect an after-tax charge of $2 million related to a litigation settlement.

Pedricktown — In the second quarter of 2004, TXU Energy Company initiated a plan to sell the Pedricktown, New Jersey 122 MW electricity generation business and exit the related power supply and gas transportation agreements resulting in a $17 million after-tax impairment charge in 2004. The business was sold in July, 2005 for $8.7 million in cash. A $4 million after-tax charge in 2005 represents an estimated working capital adjustment related to the sale transaction.

3. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

FIN 47 was effective with reporting for the fourth quarter of 2005. This interpretation clarifies the term “conditional asset retirement” under SFAS 143 and requires entities to record the fair value of legally binding asset retirement obligations, the timing or method of settlement of which is conditional on a future event. For TXU Energy Company, such liability relates to generation assets asbestos removal and disposal costs. As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2005. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

The following table details the $8 million net charge in December 2005 arising from the adoption of FIN 47:

Increase in property, plant and equipment – net	$5
Increase in other noncurrent liabilities and deferred credits	(17)
Increase in accumulated deferred income taxes	4

Cumulative effect of change in accounting principle	$(8)

SFAS 123R, which addresses accounting for stock-based compensation costs, was issued in December 2004. TXU Energy Company early adopted SFAS 123R effective October 1, 2004 and recorded a cumulative effect of change in accounting principle of $4 million after-tax (representing a net credit). See Note 19 for additional information.

4. IMPAIRMENT OF NATURAL GAS-FUELED GENERATION PLANTS

In the second quarter of 2006, TXU Energy Company performed an evaluation of its natural gas-fueled generation plants for impairment in accordance with the requirements of SFAS 144, which provides that long-lived assets should be tested for recovery whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In consideration of the new lignite/coal-fueled generation plant development program, among other factors, TXU Energy Company determined that it was more likely than not that its natural gas-fueled generation plants, which have generally been operated to meet peak demands for electricity, would be sold or otherwise disposed of before the end of their previously estimated useful lives and should be tested for impairment as an asset group. As a result, it was determined that an impairment existed, and a charge of $196 million ($127 million after-tax) was recorded in 2006 to write down the assets to fair value, which was determined based on discounted estimated future cash flows. Future cash flow expectations are subject to considerable estimation, including forecasts of future natural gas prices and market heat rates. Further, the form and timing of usage and ultimate disposition of the plants is uncertain. Because of the highly judgmental nature of key assumptions and potential volatility of market conditions, the adjusted carrying value of the plants does not necessarily represent the amount of proceeds from any transaction to sell the plants and future additional impairment is possible. The impairment was reported in other deductions in the Statements of Consolidated Income.

5. CUSTOMER APPRECIATION BONUS

In the fourth quarter of 2006, TXU Energy Company announced a special customer appreciation bonus program. Under the program, a $100 bonus will be provided to residential customers receiving service as of October 29, 2006 and living in areas where TXU Energy Company offered its price-to-beat rate, which expired January 1, 2007 in accordance with the Texas deregulation provisions. Eligible customers are not required to continue to receive service from TXU Energy Company to receive the bonus. The bonus is expected to be paid out in the form of credits on customer bills, with approximately $40 million paid out in the fourth quarter of 2006 and the balance expected to be fully settled in 2007. The bonus program resulted in a pretax charge of $162 million ($105 million after-tax) in the fourth quarter of 2006. The charge was recorded as a reduction to revenue.

6. RESTRUCTURING ACTIONS IN 2004

During 2004, senior management reviewed TXU Corp.’s operations and implemented a restructuring plan to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

The restructuring activities resulted in unusual charges and credits impacting 2004 income from continuing operations, summarized as follows and discussed below in more detail:

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

In addition, income from discontinued operations in 2004 included a net charge of $17 million after-tax related to the disposition of the Pedricktown, New Jersey generation business. See Note 2.

Following is a discussion of major activities associated with the restructuring plan affecting income from continuing operations:

Capgemini Outsourcing Agreement — In May 2004, TXU Energy Company entered into a services agreement with Capgemini Energy LP (Capgemini). Under the ten-year agreement, over 2,500 employees (including approximately 1,100 from TXU Energy Company) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 21 months of their transfer to Capgemini. Accordingly, TXU Energy Company recorded a $27 million ($18 million after-tax) charge for its share of severance liabilities. (See Note 22 for further details regarding severance liabilities.) In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, TXU Energy Company recorded its share of transition expenses of $10 million ($6 million after-tax) and the remainder of its share of $9 million ($6 million after-tax) was expensed in 2005.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting principally of computer software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intended to develop the majority of these projects and from TXU Corp.’s perspective the software was abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $107 million ($70 million after-tax), related to TXU Energy Company. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by TXU Energy Company on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. See Note 17 for additional discussion of TXU Corp.’s investment in Capgemini and related terms of the agreement.

Actions Related to Generation Operations — In December 2004, TXU Energy Company executed an agreement to terminate, for a payment of $172 million, a power purchase and tolling agreement expiring in 2006. The agreement had been entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, TXU Energy Company recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. TXU Energy Company also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gain from the sale of the two plants.

Also in December 2004, TXU Energy Company committed to immediately cease operating for its own benefit nine leased gas-fueled combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. Net credits of $11 million and $16 million were recorded in 2006 and 2005, respectively, to adjust the liability recorded in 2004 for changes in estimated sublease proceeds.

Effective November 1, 2004, TXU Energy Company entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash. The lease termination resulted in a charge of $21 million ($14 million after-tax).

As part of a review of its generation asset portfolio in the second quarter of 2004, TXU Energy Company completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. As a result of this review, TXU Energy Company recorded a charge of $79 million ($51 million after-tax), to reflect excess inventory on hand and to write down carrying values to scrap values.

TXU Energy Company recorded charges totaling $15 million ($10 million after-tax) in 2004 for employee severance costs and impairments ($1 million pretax) arising from a decision to take a number of gas-fueled generation units out of service.

Organization Realignment and Headcount Reductions — During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, a self-nomination severance program and certain other involuntary severance actions were completed. TXU Energy Company recorded severance charges totaling $65 million ($41 million after-tax). This amount includes $26 million in allocated corporate services severance charges.

7. TEXAS MARGIN TAX

In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. TXU Energy Company conducts significant operations through Texas limited partnerships that will become subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, is January 1, 2008 for calendar year-end companies, and the computation of tax liability is expected to be based on 2007 revenues as reduced by certain deductions.

In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new tax legislation in the period of enactment, TXU Energy Company estimated and recorded a net charge to deferred tax expense of $43 million in 2006. The total estimate recorded in 2006 was based on the Texas margin tax law in its current form and the guidance issued by the Texas Comptroller of Public Accounts (Comptroller). TXU Energy Company expects the law to be amended in the 2007 Texas legislative session and for the Comptroller to issue further guidance.

8. INCOME TAXES

The components of TXU Energy Company’s income tax expense applicable to continuing operations are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
US Federal	$1,152	$33	$161
State	1	(2)	1
Foreign	2	—	—

Total	1,155	31	162

Deferred:
US Federal	74	672	16
State	64	—	—
Foreign	(1)	—	—

Total	137	672	16

Amortization of investment tax credits	(15)	(16)	(16)

Total	$1,277	$687	$162

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	$3,712	$2,117	$570

Income taxes at the federal statutory rate of 35%	$1,299	$741	$200
Lignite depletion allowance	(51)	(33)	(25)
Production activities deduction	(14)	—	—
Amortization of investment tax credits	(15)	(16)	(16)
Preferred securities cost	6	7	6
State income taxes, net of federal tax benefit	—	(1)	1
Texas margin tax, net of federal tax benefit	43	—	—
Other, including audit settlements	9	(11)	(4)

Income tax expense	$1,277	$687	$162

Effective tax rate	34.4%	32.5%	28.4%

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2006 and 2005, balance sheet dates are as follows:

	December 31,
	2006			2005
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Alternative minimum tax credit carryforwards	$307	$173	$134	$309	$—	$309
Net operating loss (NOL) carryforwards	12	—	12	123	123	—
Unamortized investment tax credits	109	—	109	114	—	114
Employee benefit obligations	21	9	12	77	19	58
Other	183	13	170	237	32	205

Total deferred tax assets	632	195	437	860	174	686

Deferred Income Tax Liabilities
Book/tax depreciation differences	2,678	—	2,678	2,660	—	2,660
Mark-to-market net deductions	929	4	925	762	4	758
Software development costs	43	—	43	41	—	41
Other	30	2	28	30	3	27

Total deferred tax liabilities	3,680	6	3,674	3,493	7	3,486

Net Deferred Income Tax (Asset) Liability	$3,048	$(189)	$3,237	$2,633	$(167)	$2,800

At December 31, 2006, TXU Energy Company had $307 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. These AMT credit carryforwards have no expiration date. At December 31, 2006, TXU Energy Company had net operating loss (NOL) carryforwards for federal income tax purposes of $12 million that expire between 2022 and 2026. The NOL carryforwards can be used to offset future taxable income. TXU Energy Company fully expects to utilize all of its NOL carryforwards prior to their expiration dates.

TXU Energy Company’s income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the returns of TXU Corp. and its subsidiaries for the tax years ended 1997 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

See Note 1 for discussion regarding the implementation of FIN 48, which addresses accounting for uncertain tax positions.

9. OTHER INCOME AND DEDUCTIONS

	Year Ended December 31,
	2006	2005	2004
Other income
Net gain on sale of assets (a)	$20	$35	$107
Sales tax refunds	3	4	—
Insurance recoveries related to generation assets	2	8	—
Gain on sale of out-of-state electricity transmission project	—	7	—
Electricity sale agreement termination fee	—	4	—
Other	—	6	3

Total other income	$25	$64	$110

Other deductions
Charge for impairment of natural gas-fueled generation plants (Note 4)	$196	$—	$—
Asset writedown and generation-related lease termination charge (credits) (Note 6)	(11)	(16)	372
Equity losses of affiliate holding investment in Capgemini	10	7	5
Litigation-related charges	6	—	—
Inventory write-off related to natural gas-fired generation plants	3	—	—
Employee severance charges (See Note 6 regarding 2004 charges)	—	(1)	107
Termination of electricity purchase contract (Note 6)	—	—	101
Capgemini outsourcing transition costs (Note 6)	—	9	10
Expenses related to canceled construction projects	—	—	6
Charge (credit) related to coal contract counterparty claim (b)	(12)	12	—
Other	8	4	10

Total other deductions	$200	$15	$611

(a)	Includes gains on land sales of $11 million in 2006, $33 million in 2005 and $19 million in 2004. The 2006 period also includes an $8 million gain related to the sale of mineral interests. The 2005 period also includes a $2 million gain on the sale of surplus equipment. The 2004 period also includes $30 million in amortization of a deferred gain related to the sale of generation plants in 2002. The remaining $58 million in 2004 represents the recognition of the remaining previously deferred gain. See Note 6.
(b)	In the first quarter of 2006, TXU Energy Company recorded a credit of $12 million upon the settlement of a claim against a counterparty for nonperformance under a coal contract. A charge in the same amount was recorded in the first quarter of 2005 for losses due to the nonperformance.

10. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

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

The maximum amount currently available under the program to all TXU Corp. subsidiary participants (originators) is $700 million, and the program funding was $627 million as of December 31, 2006. The program funding to TXU Energy Company totaled $541 million as of December 31, 2006. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $116 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by TXU Energy Company are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to TXU Energy Company for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to TXU Energy Company that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Energy Company, which is reported in trade accounts receivable, was $159 million and $154 million at December 31, 2006 and 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $34 million, $20 million and $10 million in 2006, 2005 and 2004, respectively, and averaged 5.8%, 4.0% and 2.1% (on an annualized basis) of the funding under the program in 2006, 2005 and 2004, respectively. The servicing fee, which totaled approximately $4 million in both 2006 and 2005 and $6 million in 2004, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. The program and servicing fees represent essentially all the net incremental costs of the program to TXU Energy Company and are reported in SG&A expenses.

The accounts receivable balance reported in the December 31, 2006 consolidated balance sheet has been reduced by $700 million face amount of trade accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $159 million of subordinated notes receivable from TXU Receivables Company. Funding under the program decreased $41 million to $541 million in 2006, increased $171 million to $582 million in 2005 and decreased $93 million to $411 million in 2004. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Company were as follows:

	Year Ended December 31,
	2006	2005	2004
Cash collections on accounts receivable	$7,274	$6,480	$6,751
Face amount of new receivables purchased	(7,238)	(6,512)	(6,522)
Discount from face amount of purchased receivables	38	24	16
Program fees paid	(34)	(20)	(10)
Servicing fees paid	(4)	(4)	(6)
Increase in subordinated notes payable	5	(139)	(136)

Cash flows used by (provided to) TXU Energy Company under the program	$41	$(171)	$93

Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable —

	December 31,
	2006	2005
Gross trade accounts receivable	$1,353	$1,791
Undivided interests in accounts receivable sold by TXU Receivables Company	(700)	(736)
Subordinated notes receivable from TXU Receivables Company	159	154
Allowance for uncollectible accounts related to undivided interests in receivables retained	(8)	(31)

Trade accounts receivable — reported in balance sheet	$804	$1,178

Gross trade accounts receivable included unbilled revenues of $406 million and $443 million at December 31, 2006 and 2005, respectively.

Allowance for Uncollectible Accounts —

	December 31,
	2006	2005	2004
Allowance for uncollectible accounts receivable as of January 1	$31	$15	$51
Increase for bad debt expense	67	53	91
Decrease for account write-offs	(79)	(68)	(120)
Changes related to receivables sold	4	16	(7)
Other (a)	(15)	15	—

Allowance for uncollectible accounts receivable as of December 31	$8	$31	$15

(a)	Reflects an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 9.

Allowances related to receivables sold are reported in current liabilities and totaled $25 million and $29 million at December 31, 2006 and 2005, respectively.

11. SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2006 and 2005, the outstanding short-term borrowings of TXU Energy Company consisted of the following:

	At December 31, 2006		At December 31, 2005
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Commercial paper	$623	5.52%	$306	4.48%
Bank borrowings	195	5.97%	440	4.86%

Total	$818		$746

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper program, TXU Energy Company may issue up to $2.4 billion of these securities. The program is supported by existing credit facilities.

Credit Facilities — At December 31, 2006, TXU Energy Company had access to credit facilities with the following terms:

	Maturity Date	At December 31, 2006
Authorized Borrowers		Facility Limit	Letters of Credit	Cash Borrowings	Availability
TXU Energy Company	May 2007	$1,500	$—	$—	$1,500
TXU Energy Company, TXU Electric Delivery	June 2008	1,400	489	—	911
TXU Energy Company, TXU Electric Delivery	August 2008	1,000	—	150	850
TXU Energy Company, TXU Electric Delivery	March 2010	1,600	3	—	1,597
TXU Energy Company, TXU Electric Delivery	June 2010	500	—	—	500
TXU Energy Company	December 2009	500	455	45	—

Total		$6,500	$947	$195	$5,358

The maximum amount TXU Energy Company and TXU Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit. Both TXU Energy Company and TXU Electric Delivery had outstanding commercial paper at December 31, 2006.

In addition, TXU Energy Company and TXU Electric Delivery have a $25 million joint uncommitted line of credit without an expiration date. The terms are generally consistent with existing credit facilities, except that funding remains at the discretion of the lender. As of December 31, 2006, there were no outstanding borrowings under this line of credit.

All letters of credit and cash borrowings under the credit facilities as of December 31, 2006 are the obligations of TXU Energy Company. In addition, TXU Electric Delivery has outstanding commercial paper supported by these facilities totaling $673 million.

12. LONG-TERM DEBT

Long-term debt — At December 31, 2006 and 2005, the long-term debt of TXU Energy Company consisted of the following:

	December 31,
	2006	2005
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006 (a) (b)	—	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006 (a) (b)	—	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006 (a) (c)	—	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.000% Floating Series 2001A due October 1, 2030 (d)	71	71
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006 (a) (e)	—	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
3.960% Floating Series 2001D due May 1, 2033 (d)	268	268
5.370% Floating Taxable Series 2001I due December 1, 2036 (d)	62	62
4.000% Floating Series 2002A due May 1, 2037 (d)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	—

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
6.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
4.110% Floating Series 2006A due November 1, 2041, remarketing date May 9, 2007 (f)	47	—
4.110% Floating Series 2006B due November 1, 2041, remarketing date May 9, 2007 (f)	46	—

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006 (a) (e)	—	37
4.110% Floating Series 2006 due November 1, 2041, remarketing date May 9, 2007 (f)	50	—

Other:
6.125% Fixed Senior Notes due March 15, 2008 (g)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006 (interest rate in effect at December 31, 2005)	—	400
Capital lease obligations	98	103
Fair value adjustments related to interest rate swaps	10	9

Total TXU Energy Company	3,036	3,456
Less amount due currently	(154)	(401)

Total long-term debt	$2,882	$3,055

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Repurchased on May 1, 2006 for remarketing at a later date.
(c)	Repurchased on June 19, 2006 for remarketing at a later date.
(d)	Interest rates in effect at December 31, 2006. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(e)	Repurchased on November 1, 2006 for remarketing at a later date.
(f)	Interest rates in effect at December 31, 2006. These series are in a weekly interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate period will be reset for the bonds.
(g)	Interest rate swapped to variable on entire principal amount.

Debt-related Activity in 2006 — In November 2006, TXU Energy Company issued the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively. Also in November 2006, TXU Energy Company issued the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million. All three bond series were issued in conjunction with the generation facility development program and have weekly reset floating interest rates, mature in November 2041 and are expected to be repurchased by May 9, 2007. All three bond series are classified as long-term debt due currently. Net proceeds of $141 million ($143 million principal amount less issuance expenses) from the issuance are held in a trust and, along with related earned interest, are classified as restricted cash. Such proceeds will be released to TXU Energy Company by the trust at such time documentation of qualified expenditures are presented and approved by the trustee.

In November 2006, upon the scheduled mandatory tender date, TXU Energy Company repurchased all of the Trinity River Authority of Texas Series 2001A and Brazos River Authority Series 2001B pollution control revenue bonds with aggregate principal amounts of $37 million and $19 million, respectively, at a price of 100% of the principal amount thereof. TXU Energy Company currently plans to remarket these bonds.

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

In March 2006, TXU Energy Company issued the Brazos River Authority Series 2006 Pollution Control Revenue Bonds with an aggregate principal amount of $100 million. The bonds have a fixed interest rate of 5.0% and mature in March 2041. Net proceeds of $100 million (principal amount less issuance expenses) from the issuance are held in a trust and, along with related earned interest, are classified as restricted cash. Such proceeds will be released to TXU Energy Company by the trust at such time as documentation of qualified expenditures are presented and approved by the trustee.

Other retirements of long-term debt in 2006 totaling $405 million represented payments at scheduled maturity dates and included $400 million of TXU Energy Company senior notes.

Debt Issuances and Retirements in 2005 — In November 2005, TXU Energy Company remarketed the Sabine River Authority Series 2001C and the Brazos River Authority Series 1994A pollution control revenue bonds with aggregate principal amounts of $70 million and $39 million, respectively. The bonds were purchased upon mandatory tender in November 2003 and May 2005, respectively.

In January 2005, TXU Energy Company remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

In addition to the purchase of $39 million principal amount of pollution control revenue bonds in May 2005, TXU Energy Company had retirements of other long-term debt in 2005 totaling $32 million represent payments at scheduled maturity dates.

Fair Value Hedge — TXU Energy Company uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2006, $250 million of fixed rate debt had been effectively converted to variable rates through an interest rate swap transaction expiring in 2008. The swap qualified for and has been designated as a fair value hedge in accordance with SFAS 133 (under the short-cut method as the conditions for assuming no ineffectiveness are met).

Long-term debt fair value adjustments —

	December 31,
	2006	2005
Long-term debt fair value adjustments related to interest rate swap at beginning of period – increase in debt carrying value	$9	$15
Fair value adjustments during the period	3	(4)
Recognition of net gains on settled fair value hedges (a)	(2)	(2)

Long-term debt fair value adjustments at end of period – increase in debt carrying value (net in-the-money value of swap)	$10	$9

(a)	Net value of settled in-the-money fixed-to-variable swap recognized in net income when the hedged transactions are recognized. Amounts are pretax.

Any changes in unsettled swap fair values reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

Maturities — Long-term debt maturities at December 31, 2006 were as follows:

Year
2007	$143
2008	250
2009	—
2010	—
2011	—
Thereafter	2,535
Unamortized premium and discount and fair value adjustments	10
Capital lease obligations (a)	98

Total	$3,036

(a)	Includes $11 million due currently.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Generation Development Program — To facilitate the development and construction of two lignite/coal-fueled generation facilities in Texas (Oak Grove), TXU Energy Company has executed engineering, procurement and construction (EPC) agreements and TXU Energy Company or the EPC contractors have placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems, prior to securing final air permits from the TCEQ. Capital expenditures under these arrangements totaled approximately $230 million as of December 31, 2006. If the agreements had been canceled as of that date, an additional estimated obligation of up to $130 million would have arisen. This estimated gross cancellation exposure of approximately $360 million at December 31, 2006 excluded any recovery values related to the assets acquired and for owned assets that are intended to be utilized in the program. The development of a third unit (Sandow) is currently being executed by a subsidiary of TXU Corp. and not of TXU Energy Company.

Other Contractual Commitments — At December 31, 2006, TXU Energy Company had commitments under energy-related contracts, leases and other agreements as follows:

	Coal purchase agreements and coal transportation agreements	Pipeline transportation and storage reservation fees	Capacity payments under power purchase agreements (a)	Nuclear Fuel Contracts	Water Rights Contracts
2007	$151	$62	$107	$82	$6
2008	98	42	54	134	7
2009	102	38	—	111	7
2010	—	37	—	36	7
2011	—	38	—	26	7
Thereafter	—	16	—	121	53

Total	$351	$233	$161	$510	$87

(a)	On the basis of TXU Energy Company’s current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Future minimum lease payments under both capital leases and operating leases are as follows:

	Capital	Operating
	Leases	Leases (a)
2007	$17	$53
2008	16	51
2009	15	51
2010	14	50
2011	10	47
Thereafter	47	318

Total future minimum lease payments	119	$570

Less amounts representing interest	21

Present value of future minimum lease payments	98
Less current portion	11

Long-term capital lease obligation	$87

(a)	Includes operating leases with initial or remaining noncancelable lease terms in excess of one year.

TXU Energy Company has commitments in place to replace the four steam generators and reactor vessel head in Unit 1 of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003 and equipment delivery occurred in late 2006. Estimated future project capital spending to complete the installation, expected in 2007, totals $87 million.

Contingencies

Litigation — On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company, LP, Oak Grove Management Company LLC, and TXU Corp. The complaint seeks declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation plant in Robertson County, Texas. The plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and seek to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserts that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions on the environment. Plaintiffs further request that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. TXU Corp. believes the Oak Grove air permit, if granted by the TCEQ, will be protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with law. TXU Corp. further believes that the plaintiffs’ complaint should be dismissed in response to the Motion to Dismiss, which has been filed in the litigation, and that the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California Superior Courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs alleged that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits were coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” On December 28, 2006, an agreement in principle to settle this matter was reached between the TXU defendants and the plaintiffs in the twelve pending lawsuits. Formal settlement documents were signed in February 2007. Notices of Dismissal were filed in the San Diego Superior Court and the case was dismissed with prejudice on February 14, 2007.

In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Regulatory Investigation — In October 2006, TXU Portfolio Management Company (TXU Portfolio Management) was notified that the Commission had begun an investigation of its 2005 activities in the ERCOT wholesale electricity market as a result of observations noted in the 2005 State of the Market Report for the ERCOT Wholesale Electricity Markets performed by Potomac Economics, an economic consulting firm. TXU Portfolio Management believes that the investigation will focus on activities involving bids to sell balancing energy and generation unit commitments. Balancing energy represents approximately five to ten percent of the total energy sold in the ERCOT wholesale market. TXU Portfolio Management is cooperating fully with the Commission in its informal investigation.

In addition to the above, TXU Energy Company is involved in various other regulatory investigations in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Labor Contracts — Certain personnel engaged in TXU Energy Company activities are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. New one-year labor agreements were reached in 2006 covering bargaining unit personnel engaged in TXU Energy Company’s lignite mining and nuclear generation operations. In January 2007, new one-year labor agreements were reached covering bargaining unit personnel engaged in TXU Energy Company’s natural gas-fueled generation operations. Negotiations are currently underway with respect to the collective bargaining agreement covering bargaining unit personnel engaged in TXU Energy Company’s lignite/coal-fueled generation operations. Management expects that any changes in collective bargaining agreements will not have a material effect on TXU Energy Company’s financial position, results of operations or cash flows; however, TXU Energy Company is unable to predict the ultimate outcome of these labor negotiations.

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

The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	enactment of state or federal regulations regarding CO2 emissions;

•	other changes to existing state or federal regulation regarding air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters; and

•	the identification of sites requiring clean-up or the filing of other complaints in which TXU Energy Company or its subsidiaries may be asserted to be potential responsible parties.

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

Debt obligation of TXU Corp. — TXU Energy Company has provided a guarantee of the greater of salvage value or the sum of remaining lease payment obligations under TXU Corp.’s financing lease (approximately $148 million at December 31, 2006) for its headquarters building.

Residual value guarantees in operating leases — TXU Energy Company is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At December 31, 2006, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $93 million. These leased assets consist primarily of mining equipment and rail cars. The average life of the lease portfolio is approximately seven years. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002.

Letters of Credit — At December 31, 2006, TXU Energy Company had outstanding letters of credit under its revolving credit facilities in the amount of $455 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions, and for miscellaneous credit support requirements. As of December 31, 2006, approximately 28% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next four years.

Further, TXU Energy Company had outstanding letters of credit under its revolving credit facilities totaling $455 million at December 31, 2006 to support existing floating rate pollution control revenue bond debt of $446 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

Security Interest — A first-lien security interest has been placed on the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant to support commodity hedging transaction entered into by TXU DevCo. The lien can be used to secure obligations related to current and future hedging transactions of TXU Energy Company, TXU DevCo or other TXU Corp. subsidiaries of up to an aggregate of 1.2 billion MMBtu of natural gas.

Nuclear Insurance — Nuclear insurance includes liability coverage, property damage, decontamination and premature decommissioning coverage and accidental outage and/or extra expense coverage. The liability coverage is governed by the Price-Anderson Act (Act), while the property damage, decontamination and premature decommissioning coverage is promulgated by the rules and regulations of the NRC. TXU Energy Company intends to maintain insurance against nuclear risks as long as such insurance is available. TXU Energy Company is self-insured to the extent that losses (i) are within the policy deductibles, (ii) are not covered per policy exclusions, terms and limitations, (iii) exceed the amount of insurance maintained, or (iv) are not covered due to lack of insurance availability. Such losses could have a material adverse effect on TXU Energy Company’s financial condition and its results of operations and cash flows.

With regard to liability coverage, the Act provides financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.8 billion and requires nuclear generation plant operators to provide financial protection for this amount. The US Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $10.8 billion limit for a single incident mandated by the Act. As required, TXU Energy Company provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Energy Company has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

Under the SFP, in the event of an incident at any nuclear generation plant in the US, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million plus a 3% insurance premium tax, subject to increases for inflation every five years. Assessments are limited to $15 million per operating licensed reactor per year per incident. TXU Energy Company’s maximum potential assessment under the industry retrospective plan would be $ 201.2 million (excluding taxes) per incident but no more than $30 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $300 million per accident at any nuclear facility. The SFP and liability coverage are not subject to any deductibles.

With respect to nuclear decontamination and property damage insurance, the NRC requires that nuclear generation plant license-holders maintain at least $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Energy Company maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.5 billion (subject to $1 million deductible per accident), above which TXU Energy Company is self-insured. The $3.5 billion consists of a primary layer of coverage of $500 million provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company, $2.25 billion of premature decommissioning coverage provided by NEIL and $737 million of other property damage coverage from other insurance markets and foreign nuclear insurance pools.

TXU Energy Company maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement electricity from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week waiting period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident.

If NEIL’s losses exceeded its reserves for the applicable coverages, potential assessments total $14.5 million for primary property, $14.1 million for excess property and $8.3 million for accidental outage.

Also, under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.2 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million that could be reinstated at ANI’s option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Extension Act of 2005, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

14. MEMBERSHIP INTERESTS

Effective September 30, 2006, TXU Energy Company’s exchangeable preferred membership interests, which were held entirely by subsidiaries of TXU Corp., were recapitalized into common equity membership interests of TXU Energy Company. The principal amount of these preferred interests, net of the related discount, were reported as a noncurrent liability in the condensed consolidated balance sheet.

The following amounts were reclassified to membership interests at September 30, 2006:

Principal amount of the preferred interests	$750
Remaining unamortized discount recorded at issuance	(208)
Remaining unamortized issuance costs	(21)

Total amount recapitalized	$521

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R. Under SFAS 123R, compensation expense related to TXU Corp.’s stock-based incentive compensation awards to TXU Energy Company’s employees is accounted for as a noncash capital contribution from the parent. Accordingly, TXU Energy Company recorded a credit to its membership interests account of $22 million in 2006, $18 million in 2005 and $28 million in 2004. See Note 19.

TXU Energy Company paid US Holdings cash distributions of $284 million in January 2007, $1.1 billion in 2006 (in four quarterly payments of $286 million) and $700 million in 2005 (in four quarterly payments of $175 million).

15. COMMODITY CONTRACT ASSETS AND LIABILITIES

Commodity contract assets and liabilities primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133.

Current and noncurrent commodity contract assets totaling $439 million and $1.9 billion at December 31, 2006 and 2005, respectively, are stated net of applicable credit (collection) and performance reserves totaling $9 million and $12 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Current and noncurrent commodity contract liabilities totaled $402 million and $2.0 billion at December 31, 2006 and 2005, respectively.

16. CASH FLOW HEDGE AND OTHER DERIVATIVE ASSETS AND LIABILITIES

Cash flow hedge and other derivative assets and liabilities represent mark-to-market values of derivative contracts that have been designated as cash flow or fair value hedges under SFAS 133. Cash flow hedges consist primarily of natural gas derivative financial instruments. The change in fair value of these derivative assets and liabilities are recorded as other comprehensive income or loss to the extent the hedges are effective; the ineffective portion of the change in fair value is included in net income. (See Note 1 under “Derivative Instruments and Mark-to-Market Accounting”). Fair value hedges consist of fixed-to-variable interest rate swaps, and the change in fair value of the derivative assets and liabilities are recorded as an increase or decrease in the carrying value of the debt.

A summary of cash flow hedge and other derivative assets and liabilities follows:

	December 31,
	2006	2005
Current and noncurrent assets:
Commodity-related cash flow hedges	$790	$131
Debt-related fair value hedges	—	—

Total	$790	$131

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$22	$295
Debt-related fair value hedges	5	9

Total	$27	$304

Other Cash Flow Hedge Information

TXU Energy Company experienced cash flow hedge ineffectiveness related to positions held at the end of the period of $216 million in net gains in 2006, $38 million in net losses in 2005 and $21 million in net losses in 2004. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $237 million in net gains in 2006, $27 million in net losses in 2005 and $19 million in net losses in 2004.

As of December 31, 2006, commodity positions accounted for as cash flow hedges reduce exposure to variability of future cash flows from future revenues or purchases through 2011.

Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or become probable of not occurring. No amounts were reclassified into earnings in 2006, 2005 or 2004 as a result of the discontinuance of cash flow hedge accounting because a hedged forecasted transaction became probable of not occurring.

Cash flow hedge amounts reported in the Statements of Consolidated Comprehensive Income exclude net gains and losses associated with cash flow hedges entered into and settled within the periods presented. These amounts totaled $31 million in after-tax net gains in 2006 and $53 million and $11 million in after-tax net losses in 2005 and 2004, respectively.

TXU Energy Company expects that $133 million of after-tax net gains related to cash flow hedges included in accumulated other comprehensive income will be reclassified into net income during the next twelve months as the related hedged transactions are settled and affect net income. Of this amount, $139 million in gains relate to commodity hedges and $6 million in losses relate to debt-related hedges. The following table summarizes after-tax balances currently recognized in accumulated other comprehensive income:

	Accumulated Other Comprehensive Income at December 31, 2006 Gain (Loss)
	Commodity- related	Debt- related	Total
Dedesignated hedges (amounts fixed)	$147	$(37)	$110
Hedges subject to fair value adjustments	229	—	229

Total	$376	$(37)	$339

17. INVESTMENTS

The balance of investments consists of the following:

	December 31,
	2006	2005
Nuclear decommissioning trust	$447	$389
Assets related to employee benefit plans	—	54
Land	33	32
Investment in affiliate holding Capgemini-related assets	14	24
Miscellaneous other	2	2

Total investments	$496	$501

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding adjustment to TXU Electric Delivery’s regulatory asset/liability. A summary of investments in the fund follows:

	December 31, 2006
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$169	$5	$(1)	$173
Equity securities	162	117	(5)	274

Total	$331	$122	$(6)	$447

	December 31, 2005
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$151	$5	$(1)	$155
Equity securities	156	90	(12)	234

Total	$307	$95	$(13)	$389

(a)	Includes realized gains and losses of securities sold.

Debt securities held at December 31, 2006 mature as follows: $54 million in one to five years, $60 million in five to ten years and $59 million after ten years.

Assets Related to Employee Benefit Plans — In December 2006, TXU Energy Company transferred all of its employee-related assets to new employee service subsidiaries of TXU Corp. The majority of the assets classified as investments at December 31, 2005 represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans.

Capgemini Agreement — In May 2004, TXU Energy Company entered into a services agreement with Capgemini to outsource certain support activities. As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of computer software. TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Energy Company recorded its share of the fair value of the put option, estimated at $103 million, as a noncurrent asset. Of this amount, $98 million was recorded as a reduction to the carrying value of the licensed software, and the balance, which represents the fair value of the assumed cash distributions and gains while holding the partnership interest, was recorded as a noncurrent deferred credit. This accounting is in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as payments under the put option.

18. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Pension Plan — TXU Energy Company bears a portion of the costs of the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp., for personnel engaged in TXU Energy Company’s activities. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

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

TXU Energy Company also bears the cost of TXU Corp.’s supplemental retirement plans for management personnel engaged in its activities, the information for which is included in the data below.

Other Postretirement Employee Benefit (OPEB) Plan — TXU Energy Company also bears a portion of the costs of certain health care and life insurance benefits offered by TXU Corp. to eligible personnel engaged in TXU Energy Company’s activities and their eligible dependents upon the retirement of such personnel. For personnel retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Regulatory Recovery of Pension and OPEB Costs — In June 2005, an amendment to PURA relating to TXU Corp.’s pension and OPEB costs was enacted by the Texas Legislature. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by TXU Electric Delivery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business. TXU Electric Delivery and TXU Energy Company have entered into an agreement whereby TXU Electric Delivery assumes responsibility for applicable pension and OPEB costs related to those personnel.

The following table summarizes the initial impact of the related transfer of pension and OPEB obligations at December 31, 2005:

Decrease in intangible asset	$(6)
Decrease in other noncurrent liabilities and deferred credits	232
Increase in accumulated deferred income taxes	(82)
Increase in other comprehensive income	(7)

Total noncash reduction of pension obligation (a)	$137

(a)	Amounts represent an increase in current affiliate payables.

Additionally, TXU Energy Company transferred to TXU Electric Delivery pension-related assets of $8 million in 2006.

Minimum Pension Liability Adjustment under SFAS 87 — TXU Energy Company recorded a minimum pension liability of $1 million ($612 thousand after-tax) and $11 million ($7 million after-tax) as a charge to other comprehensive income for the years ended December 31, 2005 and 2004, respectively. The adjustments represent the excess of the accumulated pension obligation over the fair value of the plans’ assets and the accrued benefit obligation already recorded under SFAS 87.

Pension and OPEB Costs — The following details net pension and OPEB costs allocated to TXU Energy Company and recognized as expense.

	December 31,
	2006	2005	2004
Pension costs under SFAS 87	$8	$5	$28
OPEB costs under SFAS 106	10	9	29

Total benefit costs	$18	$14	$57
Less amounts recorded as property	—	—	(1)

Net amounts recognized as expense	$18	$14	$56

Assumed Discount Rate — The discount rates reflected in net pension and OPEB costs are 5.75% and 6.0% in 2006 and 2005, respectively. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for OPEBs.

Pension and OPEB Plan Cash Contributions — The following details the contributions to the benefit plans:

	December 31,
	2006	2005	2004
Pension plan contributions	$—	$—	$15
OPEB plan contributions	1	6	15

Total contributions	$1	$6	$30

Because TXU Energy Company transferred all of its employees and its employee-related assets and liabilities, including pension and OPEB obligations, to new employee service subsidiaries of TXU Corp., TXU Energy Company no longer has funding obligations under these benefit plans. See Note 1.

Thrift Plan — In addition, eligible personnel engaged in TXU Energy Company business activities are eligible to participate in a qualified savings plan, the Thrift Plan. This plan is a participant-directed defined contribution plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pretax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in TXU Corp. common stock. Effective January 1, 2006, employees had the option to reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. TXU Energy Company’s contributions to the Thrift Plan aggregated $11 million in 2006, $11 million in 2005 and $12 million in 2004. Because TXU Energy Company transferred all of its employees and its employee-related assets and liabilities, including pension and OPEB obligations, to new employee service subsidiaries of TXU Corp., TXU Energy Company no longer has a funding obligation under this plan. See Note 1.

19. STOCK-BASED COMPENSATION PLANS

TXU Energy Company bears the costs of TXU Corp.’s shareholder-approved long-term incentive plans for applicable management personnel engaged in its business activities. TXU Corp. provides discretionary awards of performance units to qualified management employees that are payable in its common stock. The awards generally vest over a three year period and the number of shares ultimately earned is based on the performance of TXU Corp.’s stock over the vesting period as compared to peer companies and established thresholds. TXU Corp. has established restrictions that limit certain employees’ opportunities to liquidate vested awards.

TXU Corp. adopted SFAS 123R in 2004. This accounting rule eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition by TXU Energy Company of a credit of $6 million ($4 million after-tax) as a cumulative change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 to be payable in TXU Corp. common stock.

TXU Corp. determines the fair value of its stock-based compensation awards utilizing a valuation model that takes into account three principal factors: expected volatility of the stock price of TXU Corp. and peer group companies, dividend rate of TXU Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, TXU Energy Company’s reported expense related to the awards totaled $9 million ($6 million after-tax), $12 million ($8 million after-tax) and $25 million ($16 million after-tax) in 2006, 2005 and 2004, respectively. The number of awards granted, net of forfeitures, totaled 185 thousand and 172 thousand in 2006 and 2004, respectively. The number of forfeitures exceeded grants by 39 thousand in 2005. As of December 31, 2006, unrecognized expense related to unvested awards totaled $11 million, which is expected to be recognized over a weighted average period of two years.

With respect to awards to personnel engaged in TXU Energy Company’s activities, the fair value of awards that vested in 2006, 2005 and 2004 totaled $50 million, $34 million and less than $1 million, respectively, based on the vesting date share prices.

20. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On-balance sheet liabilities:
Long-term debt (including current maturities) (a)	$2,938	$2,974	$3,353	$3,400
Exchangeable preferred membership interests, net of discount (b)	$—	$—	$528	$750

Off-balance sheet liabilities:
Financial guarantees	$—	$7	$—	$9

(a)	Excludes capital leases.
(b)	Effective September 30, 2006, these securities were recapitalized into common equity membership interests (see Note 14). The December 31, 2005 carrying amount is net of the discount. Fair value is assumed to be the principal amount on the preferred membership interests.

See Note 16 for discussion of accounting for financial instruments that are derivatives.

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

21. RELATED-PARTY TRANSACTIONS

The following represent the significant related-party transactions of TXU Energy Company:

•

In late 2006, TXU DevCo effectively reimbursed TXU Energy Company for $208 million in construction expenditures related to TXU DevCo’s program to develop new generation facilities in Texas. The transaction was settled through affiliate advance accounts.

•

In December 2006, TXU Energy Company transferred all of its employees and its employee-related assets and liabilities, including pension and other postretirement employee benefit obligations, to new employee service subsidiaries of TXU Corp. Net liabilities totaling $55 million were transferred and settled through affiliate advance accounts. Employees of the service subsidiaries continue to be engaged in the business activities of TXU Energy Company and their services are billed to TXU Energy Company at cost. The costs totaled $7 million in 2006 covering a period from December 26 through December 31, 2006. Classifications of the billed costs in TXU Energy Company’s income statement are consistent with prior reporting.

•

TXU Energy Company incurs electricity delivery fees charged by TXU Electric Delivery. These fees totaled $1.1 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

•

TXU Electric Delivery’s bankruptcy remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. TXU Electric Delivery’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TXU Energy Company. Accordingly, TXU Energy Company’s financial statements reflect a noninterest bearing note payable to TXU Electric Delivery of $356 million ($33 million reported as current liabilities) at December 31, 2006 and $395 million ($33 million reported as current liabilities) at December 31, 2005.

•

TXU Energy Company reimburses TXU Electric Delivery for interest expense on TXU Electric Delivery’s bankruptcy remote financing subsidiary’s securitization bonds. This interest expense totaled $52 million, $55 million and $54 million for the years ended December 31, 2006, 2005 and 2004, respectively.

•

Current and noncurrent advances to parent totaled $3.1 billion and $694 million at December 31, 2006 and 2005, respectively. The average daily balances of the advances to parent totaled $1.9 billion and $1.2 billion during the years ended December 31, 2006 and 2005, respectively. Interest income earned on the advances totaled $105 million, $52 million and $28 million for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average annual interest rates were 5.4%, 4.1% and 2.9% for the years ended December 31, 2006, 2005 and 2004, respectively.

•

In December 2005, TXU Energy Company received a $1.5 billion note receivable from TXU Corp. in partial settlement of outstanding advances to parent. The note carries interest at the same rate applied to advances to affiliates as discussed above. Interest income related to this note totaled $82 million and $2 million for the years ended December 31, 2006 and 2005, respectively.

•

A TXU Corp. subsidiary charges TXU Energy Company for financial, accounting, environmental and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $65 million, $64 million and $184 million for the years ended December 31, 2006, 2005 and 2004, respectively. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the functions previously performed by TXU Corp. are now provided by Capgemini.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Company’s balance sheet, is funded by a delivery fee surcharge billed to REPs by TXU Electric Delivery and remitted to TXU Energy Company, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Company’s balance sheet. Income and expenses associated with the trust fund and the estimated decommissioning liability recorded by TXU Energy Company are offset by a net change in the intercompany receivable/payable with TXU Electric Delivery, which in turn results in a change in the net regulatory asset/liability. The regulatory liability, which totaled $17 million at December 31, 2006 and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the trust fund balance over the estimated decommissioning liability. The regulatory asset, which totaled $8 million at December 31, 2005 and is reported on TXU Electric Delivery’s balance sheet, represents the excess of the decommissioning liability over the trust fund balance.

•

Distributions and discount amortization (both reported as interest expense) related to TXU Energy Company’s exchangeable preferred membership interests held entirely by subsidiaries of TXU Corp. totaled $67 million, $88 million and $57 million for the years ended December 31, 2006, 2005 and 2004, respectively. Effective September 30, 2006, these securities were recapitalized into common equity membership interests (see Note 14).

•

In March 2006, US Holdings completed the purchase of the owner participant interest in a trust that leases combustion turbines to TXU Energy Company. The trust was consolidated by US Holdings at December 31, 2005. In 2004, TXU Energy Company impaired the lease because TXU Energy Company had ceased using certain of the combustion turbines for its own benefit and recorded the related liability representing the discounted amount of future lease payments less estimated sublease proceeds. The liability totaled $50 million ($14 million reported as due currently) at December 31, 2006 and $59 million ($15 million reported as due currently) at December 31, 2005. TXU Energy Company’s lease expense for the other combustion turbines under the lease trust that TXU Energy Company continues to operate for its own benefit totaled $10 million for the year ended December 31, 2006 and are reported as operating costs.

•

TXU Energy Company has a 53.1% limited partnership interest, with a carrying value of $14 million and $24 million at December 31, 2006 and 2005, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $10 million, $7 million and $5 million for the years ended December 31, 2006, 2005 and 2004, respectively. These losses primarily represent amortization of software assets held by the subsidiary. The equity losses are reported as other deductions.

•

TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. As a result, TXU Energy Company had an income tax payable to TXU Corp. of $533 million at December 31, 2006 and an income tax receivable from TXU Corp. of $361 million at December 31, 2005.

•

TXU Energy Company charges TXU DevCo for employee services related to the development of generation facilities in Texas. These charges totaled $4 million for the year ended December 31, 2006 and are largely reflected as a reduction in TXU Energy Company’s SG&A expenses.

•

TXU Energy Company received payments from TXU Gas under a service agreement that began in 2002 and ended June 30, 2004 and covered customer billing and customer support services provided for TXU Gas. These revenues totaled $15 million for the year ended December 31, 2004, and are included in other revenues. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations.

See Notes 10, 14 and 18 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company, cash distributions to US Holdings and the assumption by TXU Electric Delivery of certain TXU Energy Company pension and other postretirement benefit costs, respectively.

22. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges —

	Year Ended December 31,
	2006	2005	2004
Interest	$336	$309	$264
Distributions on exchangeable preferred membership interests (a)	51	68	68
Amortization of debt discount and issuance costs	24	28	29
Interest capitalized in accordance with SFAS 34	(27)	(12)	(8)

Total interest expense and related charges	$384	$393	$353

(a)	Effective September 30, 2006, TXU Energy Company’s exchangeable preferred membership interest, which were held entirely by subsidiaries of TXU Corp., were recapitalized into common equity membership interest of TXU Energy Company.

Restricted Cash —

	Balance Sheet Classification
	At December 31, 2006		At December 31, 2005
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Pollution control revenue bond funds held by trustee (See Note 12)	$—	$241	$—	$—
All other	3	—	8	—

Total	$3	$241	$8	$—

Inventories by Major Category —

	December 31,
	2006	2005
Materials and supplies	$112	$108
Fuel stock	94	81
Natural gas in storage	75	99
Environmental energy credits and emission allowances	25	21

Total inventories	$306	$309

Property, Plant and Equipment —

	December 31,
	2006	2005
Generation	$15,893	$15,887
Other assets	401	389

Total	16,294	16,276
Less accumulated depreciation	7,069	6,834

Net of accumulated depreciation	9,225	9,442
Construction work in progress	504	401
Nuclear fuel (net of accumulated amortization: 2006 — $1,123; 2005 — $1,058)	159	115

Property, plant and equipment – net	$9,888	$9,958

Depreciation expense as a percent of average depreciable property approximated 2.0% for 2006, 1.9% for 2005 and 2.0% for 2004.

Assets related to capital leases included above totaled $96 million at December 31, 2006 and $100 million at December 31, 2005, net of accumulated depreciation.

Asset Retirement Obligations — These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the consolidated balance sheet, during the year ended December 31, 2006:

Asset retirement liability at December 31, 2005	$558
Additions:
Accretion	36
Incremental mining reclamation costs	21
Reductions:
Net change in mining land reclamation estimated liability	(4)
Mining reclamation payments	(26)

Asset retirement liability at December 31, 2006	$585

Intangible Assets —

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Mineral rights and other	$31	$25	$6	$31	$24	$7
Capitalized software placed in service	14	5	9	7	3	4
Land easements	2	1	1	2	1	1

Total	$47	$31	$16	$40	$28	$12

Aggregate amortization expense for intangible assets totaled $3 million for both years ending December 31, 2006 and 2005 and $20 million for the year ended December 31, 2004. At December 31, 2006, the weighted average remaining useful lives of mineral rights and other assets, capitalized software and land easements were 40 years, 5 years and 54 years, respectively.

The estimated aggregate amortization expense for the each of the five succeeding fiscal years from December 31, 2006 is $4 million for 2007, $3 million for the years 2008-2009 and $1 million for 2010-2011.

Goodwill (net of accumulated amortization) as of December 31, 2006 and 2005 totaled $517 million.

TXU Energy Company evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Severance Liabilities Related to Strategic Initiatives —

	2006	2005
Severance cost liability at January 1	$18	$42
Additions to liability (a)	8	4
Payments charged against liability	(24)	(22)
Adjustments	(1)	(6)

Severance cost liability as of December 31	$1	$18

(a)	Additions to the liability relate to services agreements entered into with certain providers.

Supplemental Cash Flow Information —

	Year Ended December 31,
	2006	2005	2004
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$367	$358	$339
Income taxes	$(3)	$524	$230
Noncash investing and financing activities:
Recapitalization of exchangeable preferred membership interests	$521	$—	$—
Transfer of generation equipment to TXU DevCo	$208	—	—
Capital lease for generation plant rail spur	$—	$95	$—
Noncash contribution related to TXU Corp. stock-based compensation	$9	$12	$25
Noncash construction expenditures (a)	$31	$18	$26
Transfer of TXU Fuel ownership	$—	$—	$(73)
Transfer of TXU Enterprise Holdings Company LLC	$6	$—	$—

(a)	Represents end-of-year accruals.

See Note 3 for the effects of adopting FIN 47 which was noncash in nature.

Quarterly Information (unaudited) — Results of operations by quarter are summarized below.

In the opinion of TXU Energy Company, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of expectations for a full year’s operations because of seasonal and other factors.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006:
Operating revenues	$2,010	$2,468	$3,091	$2,025
Income from continuing operations	520	543	884	488

Net income	$520	$543	$884	$488

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005:
Operating revenues	$1,821	$2,276	$2,994	$2,461
Income from continuing operations before cumulative effect of changes in accounting principles	203	345	459	423
Loss from discontinued operations, net of tax effect	(3)	(1)	(2)	(2)
Cumulative effect of changes in accounting principles, net of tax effect	—	—	—	(8)

Net income	$200	$344	$457	$413

23. SUBSEQUENT EVENTS

The following disclosure is as provided in the TXU Corp. 2006 Annual Report on Form 10-K.

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007. TXU Corp.’s board of directors, with the assistance of its independent advisors, intends to solicit proposals during this go-shop period. After April 16, 2007, TXU Corp. may continue discussions with certain persons who have made proposals prior to the end of the go-shop period. After the go-shop period, TXU Corp. is not permitted to solicit additional proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. There can be no assurances that the solicitation of proposals will result in an alternative transaction. TXU Corp. does not intend to disclose developments with respect to this solicitation process unless and until its board of directors has made a decision regarding any alternative proposals.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent can not be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of organization documents, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend.

TXU Corp. may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with a termination, TXU Corp. would have to pay a fee of $1 billion to Merger Sub Parent, unless such termination is in connection with a superior proposal submitted by certain persons who made such a proposal prior to the end of the go-shop period, in which case the fee would be $375 million. In certain other circumstances, the Merger Agreement provides for Merger Sub Parent to pay to TXU Corp. a fee of $1 billion upon termination of the Merger Agreement.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions. In addition, Merger Sub Parent and Merger Sub will not be obligated to consummate the proposed merger unless the representations and warranties of TXU Corp. set forth in the Merger Agreement are true and correct as of the closing date, except where any failures of the representations and warranties to be true and correct, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on TXU Corp. TXU Corp. also expects to seek approval of the Federal Communication Commission with the closing of the proposed merger. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated.

Certain debt of TXU Energy Company is likely to be contractually or effectively subordinated to the new indebtedness incurred to finance the proposed merger. In addition, this new indebtedness may contain restrictive covenants, which may adversely affect the ability of TXU Energy Company’s subsidiaries’ ability to operate their businesses.

APPENDIX B

TXU Energy Company LLC Exhibits to Form 10-K for the Fiscal Year Ended

December 31, 2006

Exhibits	Previously Filed* With File Number	As Exhibit
(3(i))	Articles of Incorporation.

3(a)	333-108876 Form S-4 (filed September 17, 2003)	3(a)	—	Certificate of Formation of TXU Energy Company LLC, dated November 5, 2001.
(3(ii))	By-laws.

3(b)	333-108876 Form 10-Q (Quarter ended September 30, 2006) (filed November 14, 2006)	3(a)	—	Third Amended and Restated Limited Liability Company Agreement of TXU Energy Company LLC, dated as of September 29, 2006.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**

4(a)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.

4(b)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company LLC’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.

(10)	Material Contracts.

Credit Agreements.

10(a)	1-12833 Form 10-Q (Quarter ended September 30, 2004) (filed November 5, 2004)	10(c)	—	$500 million Credit Agreement, dated as of November 4, 2004, between TXU Energy Company LLC and Wachovia Bank, National Association.

10(b)	1-12833 333-108876 Form 8-K (filed April 1, 2005)	10	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Energy Company LLC and TXU Electric Delivery Company and JPMorgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America N.A., Calyon New York Branch and certain other lenders party thereto.

10(c)	1-12833 333-108876 Form 8-K (filed August 18, 2005)	10.1	—	$1.0 billion Revolving Credit Agreement, dated August 12, 2005, by and among TXU Electric Delivery Company, TXU Energy Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch, Wachovia Bank, National Association and certain other lenders party thereto.

10(d)			—	$1.5 Billion Revolving Credit Agreement, dated March 2, 2007, by and among TXU Energy Company LLC, certain lenders parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and as fronting bank, and Citigroup, N.A., as fronting bank

		Other Material Contracts.

10(e)	1-12833 Form 10-Q (Quarter ended June 30, 2004) (filed August 6, 2004)	10	(l)	—	Master Framework Agreement, dated May 17, 2004, by and between TXU Energy Company LLC and Capgemini Energy LP.

10(f)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10	(qq)	—	Lease Agreement, dated as of February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(g)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10	(rr)	—	Guaranty Agreement, dated February 14, 2002, by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(h)	1-12833 Form 10-K (2003) (filed March 12, 2004)	10	(ss)	—	Additional Guaranty Agreement, dated November 19, 2002, by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(i)	1-12833 Form 10-K (2004) (filed March 23, 2005)	10	(k)	—	Agreement, dated as of March 10, 2005, by and between TXU Electric Delivery Company and TXU Energy Company LLC allocating to TXU Electric Delivery Company the pension and post-retirement benefit costs for all TXU Electric Company employees who had retired or had terminated employment as vested employees prior to January 1, 2002.

10(j)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10	(iii)	—	Amended and Restated Transaction Confirmation by TXU Generation Development Company LLC, dated February 2007 (confidential treatment has been requested for portions of this exhibit).

10(k)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10	(jjj)	—	Transaction Confirmation by TXU Generation Development Company LLC, dated February 2007 (confidential treatment has been requested for portions of this exhibit).

10(l)	1-12833 Form 10-Q (Quarter ended September 30, 2006) (filed November 14, 2006)	10	(a)	—	Deed of Trust, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of August 28, 2006, regarding the Big Brown Lien.

(12)	Statement Regarding Computation of Ratios.

12				—	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

21				—	Subsidiaries of TXU Energy Company LLC.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)	—	Certification of M. S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	—	Certification of David A. Campbell, acting principal financial officer of TXU Energy Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)	—	Certification of M.S. Greene, principal executive officer of TXU Energy Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of David A. Campbell, acting principal financial officer of TXU Energy Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.
**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.