Form 10-Q
period 2007-03-31
TXU ENERGY CO LLC
filed 2007-05-14
CIK 1263050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 14, 2007, all outstanding common membership interests in TXU Energy Company LLC were held by TXU US Holdings Company.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2006 Form 10-K	TXU Energy Company’s Annual Report on Form 10-K for the year ended December 31, 2006

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to TXU Energy Company

Commission	Public Utility Commission of Texas

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 45	FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

IRS	US Internal Revenue Service

kWh	kilowatt-hours

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group would acquire TXU Corp.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

Oncor Electric Delivery	refers to Oncor Electric Delivery Company (formerly TXU Electric Delivery Company), a subsidiary of TXU Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), depending on context

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes was supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) were required to be made available to those customers until January 1, 2007

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SG&A	selling, general and administrative

Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp. a holding company, and/or its consolidated subsidiaries, depending on context

TXU DevCo	Refers to subsidiaries of TXU Corp. that have been established for the purpose of developing and constructing new lignite/coal-fueled generation facilities. The TXU DevCo subsidiaries are not currently subsidiaries of TXU Energy Company.

TXU Energy Company	Refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context, engaged in electricity generation and wholesale and retail energy markets activities. This Form 10-Q and other SEC filings of TXU Energy Company occasionally make references to TXU Energy Company when describing actions, rights or obligations of its subsidiaries. These references reflect the fact that the subsidiaries are consolidated with TXU Energy Company for financial reporting purposes. However, these references should not be interpreted to imply that TXU Energy Company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of TXU Energy Company or of any other affiliate.

TXU Energy Retail	Refers to TXU Energy Retail Company LP, a subsidiary of TXU Energy Company engaged in the retail sale of power to residential and business customers

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Company

TXU Properties Company	TXU Properties Company, a subsidiary of TXU Corp.

US	United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Company

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Operating revenues	$1,522	$2,010

Costs and expenses:
Fuel, purchased power costs and delivery fees	930	790
Operating costs	152	155
Depreciation and amortization	79	84
Selling, general and administrative expenses	138	121
Franchise and revenue-based taxes	26	27
Other income (Note 3)	(10)	—
Other deductions (Note 3)	5	(10)
Interest income	(77)	(31)
Interest expense and related charges (Note 11)	82	101

Total costs and expenses	1,325	1,237

Income before income taxes	197	773

Income tax expense	56	253

Net income	$141	$520

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Net income	$141	$520

Other comprehensive income (loss):

Cash flow hedges:
Net increase (decrease) in fair value of derivatives held at end of period (net of tax benefit (expense) of $114 and $(60))	(212)	113
Derivative value net gains related to hedged transactions settled during the period and reported in net income (net of tax expense of $40 and $1)	(74)	(2)

Total effect of cash flow hedges	(286)	111

Comprehensive income (loss)	$(145)	$631

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(millions of dollars)
Cash flows – operating activities:
Net income	$141	$520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93	101
Deferred income taxes and investment tax credits – net	(105)	133
Net effect of unrealized mark-to-market valuations	556	(5)
Bad debt expense	10	12
Credit related to coal contract counterparty claim	—	(12)
Other, net	3	4
Changes in operating assets and liabilities	(1,313)	610

Cash (used in) provided by operating activities	(615)	1,363

Cash flows – financing activities:
Issuances of long-term debt	1,000	100
Retirements of debt	(3)	(400)
Change in short-term borrowings:
Commercial paper	(520)	483
Banks	950	(395)
Decrease in income tax-related note payable to Oncor Electric Delivery	(8)	—
Distributions paid to parent	(284)	(286)
Debt premium, discount, financing and reacquisition expenses	(11)	(9)

Cash provided by (used in) financing activities	1,124	(507)

Cash flows – investing activities:
Net repayments from (advances to) affiliates	153	(670)
Capital expenditures	(223)	(77)
Nuclear fuel	(6)	(14)
Proceeds from pollution control revenue bonds deposited with trustee	—	(99)
Proceeds from sales of nuclear decommissioning trust fund securities	22	44
Investments in nuclear decommissioning trust fund securities	(26)	(48)
Other	—	1

Cash used in investing activities	(80)	(863)

Net change in cash and cash equivalents	429	(7)

Cash and cash equivalents – beginning balance	7	12

Cash and cash equivalents – ending balance	$436	$5

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$436	$7
Restricted cash	143	3
Trade accounts receivable – net (Note 4)	642	804
Advances to parent	2,965	2,418
Note receivable from parent	1,500	1,500
Inventories	305	306
Commodity and other derivative contractual assets (Note 9)	340	948
Accumulated deferred income taxes (Note 2)	516	189
Margin deposits related to commodity positions	190	7
Other current assets	114	84

Total current assets	7,151	6,266

Restricted cash	100	241
Investments	503	496
Advances to parent	—	700
Property, plant and equipment – net	10,005	9,888
Goodwill	517	517
Commodity and other derivative contractual assets (Note 9)	160	251
Other noncurrent assets	163	157

Total assets	$18,599	$18,516

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 5)	$1,248	$818
Long-term debt due currently (Note 6)	404	154
Trade accounts payable – nonaffiliates	795	802
Trade accounts and other payables to affiliates	355	379
Commodity and other derivative contractual liabilities (Note 9)	347	272
Margin deposits related to commodity positions	54	681
Accrued income taxes payable to parent	122	533
Accrued taxes other than income	32	51
Other current liabilities	231	255

Total current liabilities	3,588	3,945

Accumulated deferred income taxes (Note 2)	2,950	3,237
Investment tax credits	307	311
Commodity and other derivative contractual liabilities (Note 9)	182	127
Notes or other liabilities due affiliates	351	359
Other noncurrent liabilities and deferred credits	1,403	1,002
Long-term debt, less amounts due currently (Note 6)	3,630	2,882

Total liabilities	12,411	11,863

Commitments and contingencies (Note 7)

Membership interests (Note 8):
Capital account	6,135	6,314
Accumulated other comprehensive income	53	339

Total membership interests	6,188	6,653

Total liabilities and membership interests	$18,599	$18,516

See Notes to Financial Statements.

TXU ENERGY COMPANY LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — TXU Energy Company is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. While TXU Energy Company is a wholly-owned subsidiary of TXU Corp. and US Holdings, TXU Energy Company is a separate legal entity from TXU Corp. and US Holdings and all of their other affiliates with its own assets and liabilities. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. In addition, subsidiaries of TXU Energy Company are now developing two new lignite/coal-fueled generation units (Oak Grove site). While TXU DevCo is currently developing a third new lignite/coal-fueled generation unit (Sandow site), TXU Energy Company expects that this project will ultimately be developed within TXU Energy Company. TXU Energy Company is managed as an integrated business; therefore, there are no reportable business segments.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Basis of Presentation — The condensed consolidated financial statements of TXU Energy Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Prior period commodity contract assets and liabilities and cash flow hedge and other derivative assets and liabilities have been combined to conform with the current period presentation (see Note 9).

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

Changes in Accounting Standards — In June 2006, the FASB issued FIN 48, which provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. Effective January 1, 2007, TXU Energy Company adopted FIN 48 as required. See Note 2 for the impacts of adopting FIN 48 and required disclosures.

2.	ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. TXU Energy Company has completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net charge to membership interests and an increase to noncurrent liabilities of $36 million in accordance with the new accounting rule.

TXU Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by TXU Corp. and any of its subsidiaries for the years prior to January 1, 1997, with few exceptions, are complete. The IRS is in the process of examining TXU Corp.’s US income tax returns for the years 1997 through 2002 and is expected to complete its examination in 2007. Texas franchise tax returns for the years 2002 to 2006 have not been examined.

For TXU Energy Company, the total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 totaled $667 million as of January 1, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities; of this amount, $41 million would affect earnings if recognized. The balance sheet at March 31, 2007 reflects a reclassification of $358 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in the first quarter of 2007.

TXU Energy Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, noncurrent liabilities included a total of $33 million in accrued interest. The amount of interest (after-tax) included in income tax expense for the quarter ended March 31, 2007 totaled $5 million.

TXU Energy Company does not expect that the total amount of unrecognized tax expense for the positions included as of the date of the adoption will significantly increase or decrease within the next 12 months.

3.	OTHER INCOME AND DEDUCTIONS

	Three Months Ended March 31,
	2007	2006
Other income:
Penalty received for nonperformance under a coal transportation agreement	$3	$—
Mineral rights royalty income	3	—
Net gain on sale of assets	2	—
Other	2	—

Total other income	$10	$—

Other deductions:
Credit related to counterparty claim (a)	$—	$(12)
Credit related to impaired leases	—	(4)
Equity losses of entity holding investment in Capgemini	2	3
Other	3	3

Total other deductions	$5	$(10)

(a)	Represents settlement of nonperformance by a coal contract counterparty. A charge of an equal amount was recorded as an “other deduction” in the first quarter of 2005.

4.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

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

The maximum amount currently available under the program to all TXU Corp. subsidiary participants (originators) is $700 million, and the program funding was $647 million as of March 31, 2007. The program funding to TXU Energy Company totaled $544 million as of March 31, 2007. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $119 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by TXU Energy Company are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to TXU Energy Company for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to TXU Energy Company that was funded by the sale of the undivided interests. The balance of the subordinated notes issued to TXU Energy Company, which is reported in trade accounts receivable, was $192 million and $159 million at March 31, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $8 million for the first three months of both 2007 and 2006 and averaged 5.7% and 5.2% (on an annualized basis) of the funding under the program for the first three months of 2007 and 2006, respectively. The servicing fee, which totaled approximately $1 million for the first three months of both 2007 and 2006, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. The program and servicing fees represent essentially all the net incremental costs of the program to TXU Energy Company and are reported in SG&A expenses.

The accounts receivable balance reported in the March 31, 2007 condensed consolidated balance sheet has been reduced by $736 million face amount of trade accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $192 million of subordinated notes receivable from TXU Receivables Company. Funding under the program increased $3 million to $544 million for the three month period ending March 31, 2007 and was unchanged for the three month period ending March 31, 2006. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to TXU Energy Company were as follows:

	Three Months Ended March 31,
	2007	2006
Cash collections on accounts receivable	$1,917	$1,555
Face amount of new receivables purchased	(1,953)	(1,549)
Discount from face amount of purchased receivables	9	9
Program fees paid	(8)	(8)
Servicing fees paid	(1)	(1)
Increase in subordinated notes payable	33	(6)

Operating cash flows provided to TXU Energy Company under the program	$(3)	$—

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable —

	March 31, 2007	December 31, 2006
Gross trade accounts receivable	$1,193	$1,353
Undivided interests in accounts receivable sold by TXU
Receivables Company	(736)	(700)
Subordinated notes receivable from TXU Receivables Company	192	159
Allowance for uncollectible accounts related to undivided interests in receivables retained	(7)	(8)

Trade accounts receivable – reported in balance sheet	$642	$804

Gross trade accounts receivable at March 31, 2007 and December 31, 2006 included unbilled revenues of $341 million and $406 million, respectively.

Allowance for Uncollectible Accounts Receivable —

	2007	2006
Allowance for uncollectible accounts receivable as of January 1	$8	$31
Increase for bad debt expense	10	12
Decrease for account write-offs	(19)	(28)
Changes related to receivables sold	8	8
Other (a)	—	(15)

Allowance for uncollectible accounts receivable as of March 31	$7	$8

(a)	The 2006 amount includes an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 3.

Allowances related to undivided interests in receivables sold are reported in current liabilities and totaled $17 million and $25 million at March 31, 2007 and December 31, 2006, respectively.

5.	SHORT-TERM FINANCING

Short-term Borrowings — At March 31, 2007 and December 31, 2006, the outstanding short-term borrowings of TXU Energy Company consisted of the following:

	At March 31, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Bank borrowings	$1,145	6.37%	$195	5.97%
Commercial paper	103	5.52%	623	5.52%

Total	$1,248		$818

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper program, TXU Energy Company may issue up to $2.4 billion of these securities. At March 31, 2007, TXU Energy Company and Oncor Electric Delivery had $103 million and $68 million of commercial paper outstanding, respectively. The program is effectively supported by existing credit facilities although there is no contractual obligation under the program to maintain equivalent availability under existing credit facilities.

Credit Facilities — At March 31, 2007, TXU Energy Company had access to credit facilities with the following terms:

	Maturity Date	At March 31, 2007
Authorized Borrowers		Facility Limit	Letters of Credit	Cash Borrowings	Availability
TXU Energy Company	February 2008	$1,500	$—	$—	$1,500
TXU Energy Company, Oncor Electric Delivery	June 2008	1,400	503	—	897
TXU Energy Company, Oncor Electric Delivery	August 2008	1,000	—	495	505
TXU Energy Company, Oncor Electric Delivery	March 2010	1,600	88	375	1,137
TXU Energy Company, Oncor Electric Delivery	June 2010	500	5	230	265
TXU Energy Company	December 2009	500	455	45	—

Total		$6,500	$1,051	$1,145	$4,304

The maximum amount TXU Energy Company and Oncor Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit. Availability under these facilities as of March 31, 2007 declined $1.1 billion from December 31, 2006 primarily due to borrowings to repay maturing commercial paper and incremental credit support requirements.

On March 1, 2007, the $1.5 billion TXU Energy Company facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities. The new credit facility may only be drawn upon if the $1.0 billion credit facility is fully drawn. Except in limited circumstances, the facility will expire on February 23, 2008.

All letters of credit and cash borrowings under the credit facilities as of March 31, 2007 are the obligations of TXU Energy Company.

Pursuant to Commission rules, availability under the credit facilities is further reduced by $123 million representing retail customer deposits.

6.	LONG-TERM DEBT

Long-term debt — At March 31, 2007 and December 31, 2006, the long-term debt of TXU Energy Company consisted of the following:

	March 31, 2007	December 31, 2006
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.750% Floating Series 2001A due October 1, 2030 (b)	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
3.700% Floating Series 2001D due May 1, 2033 (b)	268	268
5.320% Floating Taxable Series 2001I due December 1, 2036 (b)	62	62
3.750% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
3.850% Floating Series 2006A due November 1, 2041, remarketing date May 9, 2007 (c)	47	47
3.850% Floating Series 2006B due November 1, 2041, remarketing date May 9, 2007 (c)	46	46

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
3.850% Floating Series 2006 due November 1, 2041, remarketing date May 9, 2007 (c)	50	50

Other:
6.125% Fixed Senior Notes due March 15, 2008 (d)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
5.850% Floating Senior Notes due September 16, 2008 (e)	1,000	—
Capital lease obligations	95	98
Fair value adjustments related to interest rate swaps	11	10

Total TXU Energy Company	4,034	3,036

Less amount due currently	(404)	(154)

Total long-term debt	$3,630	$2,882

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2007. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates in effect at March 31, 2007. These series were redeemed on May 8, 2007 as a result of the suspension of development of eight coal-fueled generation facilities.
(d)	Interest rate swapped to variable on entire principal amount at March 31, 2007.
(e)	Interest rates in effect at March 31, 2007. This series is subject to mandatory redemption upon change of control of TXU Corp., including the Proposed Merger and are subject to optional redemption on or after September 16, 2007.

Debt-related Activity in 2007 — In March 2007, TXU Energy Company issued floating rate senior notes with an aggregate principal amount of $1.0 billion. The floating rate is based on LIBOR plus 50 basis points (subject to an increase of 25 basis points in the event of a further downgrade in TXU Energy Company’s credit rating). The notes mature in September 2008, but are subject to a mandatory redemption upon a change in control of TXU Corp., including consummation of the Proposed Merger.

Fair Value Hedge — TXU Energy Company uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At March 31, 2007, $250 million of fixed rate debt had been effectively converted to variable rates through an interest rate swap transaction expiring in 2008. The swap qualified for and has been designated as a fair value hedge in accordance with SFAS 133 (under the short-cut method as the conditions for assuming no ineffectiveness are met).

Long-term debt fair value adjustments —

Three Months Ended March 31, 2007
Long-term debt fair value adjustments related to interest rate swap at beginning of period – increase in debt carrying value	$10
Fair value adjustments during the period	2
Recognition of net gains on settled fair value hedges (a)	(1)

Long-term debt fair value adjustments at end of period – increase in debt carrying value (net in-the-money value of swap)	$11

(a)	Net value of settled in-the-money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.

Any changes in unsettled swap fair values of active positions reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

7.	COMMITMENTS AND CONTINGENCIES

Generation Development Program

A subsidiary of TXU Energy Company has executed EPC agreements for the development of two lignite/coal-fueled generation units in Texas (Oak Grove). Such subsidiary or the EPC contractors have placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems for the two units. Receipt of the final air permit for the Oak Grove units is pending approval by the TCEQ. Capital expenditures under these arrangements totaled approximately $510 million as of March 31, 2007 (such amount is currently recorded as an asset of a TXU DevCo subsidiary). If the agreements had been canceled as of that date, an estimated termination obligation of up to $165 million would have arisen. This estimated gross cancellation exposure of approximately $675 million at March 31, 2007 excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for this project. A third lignite/coal-fueled generation unit (Sandow) is currently being developed by TXU DevCo; however, TXU Energy Company currently anticipates that this project will ultimately be developed within TXU Energy Company.

Litigation

On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company LP, Oak Grove Management Company, LLC and TXU Corp. The complaint seeks declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove Steam Electric Station in Robertson County, Texas. The Plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and seek to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserts that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions on the environment. Plaintiffs further request that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. TXU Energy Company believes the Oak Grove air permit, if granted by the TCEQ, will be protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law. TXU Energy Company further believes that the Plaintiffs’ complaint should be dismissed in response to the Motion to Dismiss, which has been filed in the litigation, and that the claims made in this complaint are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations

On March 28, 2007, the Commission issued a Notice of Violation (NOV) stating that the Commission Staff is recommending an enforcement action, including the assessment of administrative penalties, against TXU Corp. for alleged market power abuse by its power generation affiliates and TXU Portfolio Management in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. The NOV is premised upon the Commission Staff’s allegation that TXU Portfolio Management’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $70 million, including approximately $20 million in incremental revenues to TXU Corp. The Commission Staff has recommended that TXU Portfolio Management and its affiliates be required to pay administrative penalties in the amount of $140 million and pay the $70 million in incremental costs purportedly incurred by market participants. On March 29, 2007, TXU Portfolio Management requested a hearing to contest the alleged occurrence of a violation and the amount of the penalty in the NOV. TXU Corp. believes TXU Portfolio Management’s conduct during the period in question was consistent with the Commission’s rules and policies, and no market power abuse was committed. TXU Corp. intends to vigorously contest the recommendations contained in the NOV. In addition, TXU Corp. and TXU Portfolio Management are taking actions to reduce the risk of future similar allegations related to the Balancing Energy segment of the ERCOT wholesale market, including working with the Commission Staff and the Commission’s independent market monitor to develop a voluntary mitigation plan for approval by the Commission. TXU Energy Company is unable to predict the outcome of this matter.

The Commission Staff is investigating TXU Energy Retail with respect to the renewal process for certain small and medium business customers on term service plans. The investigation does not involve residential customers. TXU Energy Retail has exchanged information and cooperated with the Commission Staff in its investigation. TXU Energy Company is unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, TXU Energy Company and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Guarantees

Overview — TXU Energy Company has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Debt obligation of TXU Properties Company — TXU Corp. and TXU Energy Company have each provided a guarantee of all of the lease obligations under TXU Property Company’s financing lease for TXU Corp.’s current headquarters building. These obligations include future undiscounted base rent payments of approximately $139 million at March 31, 2007. The counterparties to the lease documents are currently negotiating alternative credit support arrangements for TXU Property Company’s lease obligations, including the possibility of terminating the TXU Corp. and TXU Energy Company guarantees in exchange for an irrevocable letter of credit.

Residual value guarantees in operating leases — TXU Energy Company is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. At March 31, 2007, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $133 million. These leased assets consist primarily of mining equipment and rail cars. The average life of the lease portfolio is approximately five years.

Letters of Credit

At March 31, 2007, TXU Energy Company had outstanding letters of credit under its revolving credit facilities in the amount of $474 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions, and $47 million for miscellaneous credit support requirements.

TXU Energy Company has outstanding letters of credit under its revolving credit facilities totaling $455 million at March 31, 2007 to support existing floating rate pollution control revenue bond debt of $446 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

As of March 31, 2007, TXU Energy Company had outstanding letters of credit under its revolving credit facilities totaling $75 million to support mining reclamation activities and certain collection agent activities performed for REPs.

Security Interest

A first-lien security interest has been placed on the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant to support commodity hedging transactions entered into by TXU DevCo. The lien can be used to secure obligations related to current and future hedging transactions of TXU DevCo or its affiliates for up to an aggregate of 1.2 billion MMBtu of natural gas.

8.	MEMBERSHIP INTERESTS

The following table presents the changes in membership interests for the three months ended March 31, 2007:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests
Balance at December 31, 2006	$6,314	$339	$6,653
Net income	141	—	141
Effect of adoption of FIN 48	(36)	—	(36)
Distributions paid to parent	(284)	—	(284)
Net effects of cash flow hedges (net of tax)	—	(286)	(286)

Balance at March 31, 2007	$6,135	$53	$6,188

9.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table breaks down commodity and other derivative contractual assets as presented in the balance sheet into the two major components:

	March 31, 2007
	Commodity contracts	Cash flow hedges and other derivatives	Netting adjustments (a)	Total
Assets:
Current assets	$282	$343	$(285)	$340
Noncurrent assets	143	46	(29)	160

Total	$425	$389	$(314)	$500

Liabilities:
Current liabilities	$614	$18	$(285)	$347
Noncurrent liabilities	201	10	(29)	182

Total	$815	$28	$(314)	$529

Net assets (liabilities)	$(390)	$361	$—	$(29)

	December 31, 2006
	Commodity contracts	Cash flow hedges and other derivatives	Netting adjustments (a)	Total
Assets:
Current assets	$276	$696	$(24)	$948
Noncurrent assets	163	94	(6)	251

Total	$439	$790	$(30)	$1,199

Liabilities:
Current liabilities	$278	$18	$(24)	$272
Noncurrent liabilities	124	9	(6)	127

Total	$402	$27	$(30)	$399

Net assets (liabilities)	$37	$763	$—	$800

(a)	Represents the effects of netting assets and liabilities at the counterparty agreement level.

Commodity Contract Assets and Liabilities — Commodity contract assets and liabilities primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133.

Current and noncurrent commodity contract assets are stated net of applicable credit (collection) and performance reserves totaling $9 million for both periods. Performance reserves are provided for direct, incremental costs to settle the contracts.

The balance of commodity contract liabilities at March 31, 2007 includes a “day one” loss of $26 million associated with a structured natural gas-related option agreement entered into in the first quarter of 2007 at below market prices. This transaction is intended to hedge exposure to future changes in electricity prices. The loss was recorded as a reduction of revenues, consistent with other mark-to-market gains and losses.

Cash Flow Hedge and Other Derivative Assets and Liabilities — Cash flow hedge and other derivative assets and liabilities represent mark-to-market values of derivative contracts. The change in fair value of these derivative assets and liabilities are recorded as other comprehensive income or loss to the extent the hedges are effective; the ineffective portion of the change in fair value is included in net income. Fair value hedges consist of fixed-to-variable interest rate swaps, and the change in fair value of the derivative assets and liabilities are recorded as an increase or decrease in the carrying value of the debt.

As previously disclosed, a significant portion of the instruments under the long-term hedging program had been designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133. Subsequent changes in the fair value of these instruments are being marked-to-market in net income.

A summary of cash flow hedge and other derivative assets and liabilities follows:

	March 31, 2007	December 31, 2006
Current and noncurrent assets:
Commodity-related cash flow hedges	$389	$790

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$24	$22
Debt-related fair value hedges	4	5

Total	$28	$27

Other Cash Flow Hedge Information — TXU Energy Company experienced cash flow hedge ineffectiveness of $58 million in net gains for the three months ended March 31, 2007 and $13 million in net losses for the three months ended March 31, 2006. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $42 million in net gains for the three months ended March 31, 2007 and $1 million in net losses for the three months ended March 31, 2006.

As of March 31, 2007, commodity positions accounted for as cash flow hedges reduce exposure to variability of future cash flows from future revenues or purchases through 2010.

Cash flow hedge amounts reported in the Statements of Condensed Consolidated Comprehensive Income exclude net gains and losses associated with cash flow hedges entered into and settled within the periods presented. These amounts totaled $11 million in after-tax net losses for the three months ended March 31, 2007 and $4 million in after-tax net gains for the three months ended March 31, 2006.

TXU Energy Company expects that $35 million of after-tax net gains related to cash flow hedges included in accumulated other comprehensive income will be reclassified into net income during the next twelve months as the related hedged transactions are settled and affect net income. Of this amount, $40 million in gains relate to commodity hedges and $5 million in losses relate to debt-related hedges.

10.	RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of TXU Energy Company:

•

In December 2006, TXU Energy Company transferred all of its employees and its employee-related assets and liabilities, including pension and other postretirement employee benefit obligations, to new employee services subsidiaries of TXU Corp. Employees of these services subsidiaries are engaged in the business activities of TXU Energy Company, and their services are billed to TXU Energy Company at cost. The costs totaled $145 million for the three months ended March 31, 2007. Classifications of the billed costs in TXU Energy Company’s income statement are consistent with prior reporting.

•

TXU Energy Company incurs electricity delivery fees charged by Oncor Electric Delivery. These fees totaled $266 million and $269 million for the three months ended March 31, 2007 and 2006, respectively.

•

Oncor Electric Delivery’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor Electric Delivery’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TXU Energy Company. Therefore, TXU Energy Company’s financial statements reflect a noninterest bearing note payable to Oncor Electric Delivery of $348 million ($33 million reported as current liabilities) at March 31, 2007 and $356 million ($33 million reported as current liabilities) at December 31, 2006.

•

TXU Energy Company reimburses Oncor Electric Delivery for interest expense on Oncor Electric Delivery’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $13 million for both the three months ended March 31, 2007 and 2006.

•

Current and noncurrent advances to parent totaled $3.0 billion at March 31, 2007 (all reported as current) and $3.1 billion at December 31, 2006 ($700 million reported as noncurrent). The average daily balances of the advances to parent totaled $3.0 billion and $789 million during the three months ended March 31, 2007 and 2006, respectively. Interest income earned on the advances totaled $44 million and $10 million for the three months ended March 31, 2007 and 2006, respectively. The weighted average annual interest rates were 5.8% and 5.0% for the three months ended March 31, 2007 and 2006, respectively.

•

In December 2005, TXU Energy Company received a $1.5 billion note receivable from TXU Corp. in partial settlement of outstanding advances to parent. The note carries interest at the same rate applied to advances to affiliates as discussed above. Interest income related to this note totaled $22 million and $19 million for the three months ended March 31, 2007 and 2006, respectively.

•

A TXU Corp. subsidiary charges TXU Energy Company for financial, accounting, environmental and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $13 million and $20 million for the three months ended March 31, 2007 and 2006, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on TXU Energy Company’s balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor Electric Delivery and remitted to TXU Energy Company, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on TXU Energy Company’s balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by TXU Energy Company are offset by a net change in the intercompany receivable/payable with Oncor Electric Delivery, which in turn results in a change in the net regulatory asset/liability. The regulatory liability, which totaled $15 million and $17 million at March 31, 2007 and December 31, 2006, respectively, is reported on Oncor Electric Delivery’s balance sheet, represents the excess of the trust fund balance over the decommissioning liability.

•

Distributions and discount amortization (both reported as interest expense) related to TXU Energy Company’s exchangeable preferred membership interests held entirely by subsidiaries of TXU Corp. totaled $22 million for the three months ended March 31, 2006. Effective September 30, 2006, these securities were recapitalized into common equity membership interests.

•

In March 2006, US Holdings completed the purchase of the owner participant interest in a trust that leases combustion turbines to TXU Energy Company. The trust was consolidated by US Holdings at December 31, 2005. In 2004, TXU Energy Company impaired the lease because TXU Energy Company had ceased using certain of the combustion turbines for its own benefit and recorded the related liability representing the discounted amount of future lease payments less estimated sublease proceeds. The liability totaled $40 million ($3 million reported as due currently) at March 31, 2007 and $50 million ($14 million reported as due currently) at December 31, 2006. TXU Energy Company’s lease expense for the trust’s other combustion turbines that it continues to operate for its own benefit totaled $3 million for both the three months ended March 31, 2007 and 2006 and are reported as operating costs.

•

TXU Energy Company has a 53.1% limited partnership interest, with a carrying value of $12 million and $14 million at March 31, 2007 and December 31, 2006, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets. Equity losses related to this interest totaled $2 million and $3 million for the three months ended March 31, 2007 and 2006, respectively. These losses primarily represent amortization of software assets held by the subsidiary. The equity losses are reported as other deductions.

•

TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. As a result, TXU Energy Company had an income tax payable to TXU Corp. of $122 million and $533 million as of March 31, 2007 and December 31, 2006, respectively.

•

In the second quarter of 2006, TXU Energy Company began charging TXU DevCo for employee services related to the development of generation facilities in Texas. These charges totaled $1 million for the three months ended March 31, 2007 and are largely reflected as a reduction in TXU Energy Company’s SG&A expenses.

See Note 4 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company and Note 8 for cash distributions to US Holdings.

11.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2007	2006
Interest	$88	$81
Distributions on exchangeable preferred membership interests (a)	—	17
Amortization of discount and debt issuance costs	2	7
Interest capitalized in accordance with SFAS 34	(8)	(4)

Total interest expense and related charges	$82	$101

(a)	Effective September 30, 2006, TXU Energy Company’s exchangeable preferred membership interests, which were held entirely by subsidiaries of TXU Corp., were recapitalized into common equity membership interest of TXU Energy Company.

Restricted Cash —

	Balance Sheet Classification
	At March 31, 2007		At December 31, 2006
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Pollution control revenue bond funds held by trustee	$143	$100	$—	$241
All other	—	—	3	—

Total restricted cash	$143	$100	$3	$241

Inventories by Major Category —

	March 31, 2007	December 31, 2006
Materials and supplies	$112	$112
Fuel stock	92	94
Natural gas in storage	74	75
Environmental energy credits and emission allowances	27	25

Total inventories	$305	$306

Investments —

	March 31, 2007	December 31, 2006
Nuclear decommissioning trust	$455	$447
Land	33	33
Investment in affiliate holding Capgemini-related assets	12	14
Miscellaneous other	3	2

Total investments	$503	$496

Property, Plant and Equipment — As of March 31, 2007 and December 31, 2006, property, plant and equipment of $10.0 billion and $9.9 billion, respectively, is stated net of accumulated depreciation and amortization of $8.3 billion and $8.2 billion, respectively.

Asset Retirement Obligations — These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fired plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of Oncor Electric Delivery’s rate setting.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the condensed consolidated balance sheet, during the three months ended March 31, 2007:

Asset retirement liability at December 31, 2006	$585
Additions:
Accretion	9
Reductions:
Mining reclamation cost adjustments	(2)
Mining reclamation payments	(5)

Asset retirement liability at March 31, 2007	$587

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$16	$6	$10	$14	$5	$9
Land easements	2	1	1	2	1	1

Total	$18	$7	$11	$16	$6	$10

Aggregate amortization expense for intangible assets totaled $0.8 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the weighted average remaining useful lives of capitalized software and land easements were five years and 54 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is $3 million for the years 2007-2008, $2 million for the years 2009 and less than $1 million for 2010-2011.

Goodwill (net of accumulated amortization) as of March 31, 2007 and December 31, 2006 totaled $517 million.

Pension and OPEBs — TXU Energy Company bears a portion of the costs of the pension and OPEB plans sponsored by TXU Corp., which provide pension and benefits through either a defined benefit or cash balance plan, and certain health care and life insurance benefits to eligible personnel engaged in TXU Energy Company’s business activities and their eligible dependents upon the retirement of such personnel from TXU Corp. The allocated pension and OPEB costs applicable to TXU Energy Company totaled $7 million and $5 million for the three month periods ended March 31, 2007 and 2006, respectively.

The discount rate reflected in net pension and OPEB costs is 5.90% in 2007. The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for OPEBs.

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2007	2006
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$84	$107
Income taxes	$567	$(370)
Noncash investing and financing activities:
Noncash construction expenditures	$23	$16
Net transfer of property from TXU DevCo	$6	$—
Noncash contribution of pension-related assets	$—	$(8)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of TXU Energy Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Energy Company LLC and subsidiaries (“TXU Energy Company”) as of March 31, 2007, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of TXU Energy Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Energy Company as of December 31, 2006, and the related statements of consolidated income, comprehensive income, membership interests, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 9, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

TXU Energy Company LLC (TXU Energy Company) is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings), which is a wholly-owned subsidiary of TXU Corp. While TXU Energy Company is a wholly-owned subsidiary of TXU Corp. and US Holdings, TXU Energy Company is a separate legal entity from TXU Corp. and US Holdings and all of their other affiliates with its own assets and liabilities. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. In addition, subsidiaries of TXU Energy Company are now developing certain new lignite/coal-fueled generation units (see discussion below under “Texas Generation Facilities Development Program”). TXU Energy Company is managed as an integrated business, therefore, there are no reportable operating segments.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Recent Developments

Proposed Merger — The following is as disclosed in the TXU Corp. quarterly report on Form 10-Q for the three months ended March 31, 2007:

The Merger Agreement contains a “go-shop” provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007. The “go-shop” process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.’s Board of Directors determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger. On April 19, 2007, TXU Generation Company LP filed with the NRC an application for the indirect transfer of control of the nuclear operating licenses relating to its Comanche Peak nuclear generation units. On April 25, 2007, Oncor Electric Delivery and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the Sponsors to acquire TXU Corp., filed with the Commission an application under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest. While not a condition to closing contained in the Merger Agreement, Oncor Electric Delivery and TEF intend to cooperate with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery. On May 4, 2007, Oncor Electric Delivery, TXU Portfolio Management and TEF filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets. TXU Corp. and the Sponsors expect to make the required filings with the U.S. Department of Justice (under the Hart-Scott-Rodino Act) and the Federal Communications Commission within the next few months. All required regulatory approvals are expected to be obtained by the fourth quarter of 2007. TXU Corp. currently expects to hold its annual shareholders’ meeting and shareholder vote on the Proposed Merger during the summer of 2007 on a date to be determined after TXU Corp. files with the SEC the preliminary proxy statement related to the Proposed Merger. TXU Corp. expects to file the preliminary proxy statement within the next few months.

As part of the commitments made in connection with the Proposed Merger, TXU Electric Delivery Company has been renamed Oncor Electric Delivery Company. In addition, at or prior to the closing of the Proposed Merger, TXU Corp.’s generation and wholesale businesses are expected to be rebranded with the Luminant Energy name so that only TXU Corp.’s retail business will retain the “TXU” brand. These name changes are part of the broader plan to separately manage these businesses after closing of the Proposed Merger.

Texas Generation Facilities Development Program — Development of three lignite/coal-fueled generation facilities continues (two units at the Oak Grove site and one unit at the Sandow site). TXU Corp. expects an air permit for Oak Grove to be finalized before the end of 2007 and the transfer of the Sandow air permit from Alcoa Inc. to occur during the summer of 2007. At March 31, 2007, construction work-in-process balances for these three units totaled approximately $740 million. The Oak Grove units are now being developed by subsidiaries of TXU Energy Company, and the Sandow unit is currently being developed by TXU DevCo; however, TXU Energy Company currently anticipates that this project will ultimately be developed within TXU Energy Company (See Note 7 to Financial Statements.)

Nuclear Generation Development — As previously disclosed, TXU Corp. planned to file applications for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas. In order to focus effort and investment on the site that TXU Corp. believes has the highest potential, TXU Corp. is proceeding with the development of a combined license application for two approximately 1,700 MW (gross capacity) units of new nuclear generation facilities at its existing Comanche Peak nuclear generation site and is not actively pursuing development of additional sites. Although TXU Corp. may select to develop additional sites at a later date subsequent to closing of the Proposed Merger, no work is being done on the development of nuclear generation facilities at additional sites at this time and there is no schedule for the submittal of additional combined license applications. It is currently anticipated that these new units would be developed within TXU Energy Company.

Integrated Gasification Combined Cycle (IGCC) Demonstration Plants — In March 2007, TXU Corp. announced its intention to explore the development of two IGCC commercial demonstration plants to be located in Texas and expects to issue a request for proposal from companies offering coal gasification technologies with carbon dioxide capture. It is currently anticipated that these new units would be developed within TXU Energy Company.

Long-term Hedging Program — In October 2005, TXU Corp. initiated a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of TXU Energy Company and TXU DevCo have entered into market transactions involving natural gas-related financial instruments. As of April 27, 2007, these subsidiaries have effectively sold forward an outstanding 2.1 billion MMBtu of natural gas (an equivalent of over 250,000 GWh at an assumed 8.5 market heat rate) over the period 2007 to 2013 at average annual prices ranging from $7.17 per MMBtu to $8.17 per MMBtu. Of this total hedge position, subsidiaries of TXU Energy Company have entered into transactions representing 1.2 billion MMBtu of natural gas.

As previously disclosed, a significant portion of the instruments under the long-term hedging program had been designated as cash flow hedges. In March 2007, these instruments were dedesignated as allowed under SFAS 133. Changes in fair value of these hedges that were deferred in TXU Energy Company’s accumulated other comprehensive income totaled $136 million in pretax gains at the time of the dedesignation, and this amount is expected to be reclassified to net income as the related forecasted transactions settle. Subsequent changes in the fair value of these instruments are being marked-to-market in net income, which could result in significantly increased volatility in reported earnings.

See Note 9 to Financial Statements regarding a structured natural gas-related option agreement entered into in the first quarter of 2007 at below market prices that resulted in “day one” loss of $26 million. The “day one” loss essentially represents the discount to transact this position given its size and long dating.

The hedging transactions executed by TXU DevCo are secured by a first-lien security interest in the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant and are also guaranteed by TXU Energy Company. Upon certain events, including the closing of the Proposed Merger, these hedging transactions will be transferred to TXU Energy Company (or one of its subsidiaries) and will be supported by a first-lien security interest in TXU Energy Company’s assets.

Retail Pricing — Effective with March 27, 2007 meter reads, TXU Energy Retail provided a six percent price discount to those residential customers in its historical service territory that were enrolled as of March 26, 2007 on month-to-month service plans with a rate equivalent to the former price-to-beat rate. In addition, those customers will receive:

•	an additional 4% price reduction upon closing of the Proposed Merger;

•

protection against price increases due to changing energy market conditions for bills based on meter readings through September 30, 2008 (excluding increases in response to a change in law or regulatory charges);

•

protection against price increases above the rates prior to the 6% discount described above for bills based on meter readings ending between October 1, 2008 and December 31, 2009 (excluding increases in response to a change in law or regulatory charges); and

•

two remaining customer appreciation bonus payments of $25 each applied to customers’ bills in May and August 2007, in addition to the $25 payments made in each of November 2006 and February 2007 (for customers who were enrolled as of October 29, 2006).

RESULTS OF OPERATIONS

Sales Volume Data

	Three Months Ended March 31,
	2007	2006	Change %
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	5,647	5,232	7.9
Small business (a)	1,643	1,727	(4.9)

Total historical service territory	7,290	6,959	4.8
Other territories:
Residential	738	611	20.8
Small business (a)	164	132	24.2

Total other territories	902	743	21.4
Large business and other customers	3,390	3,233	4.9

Total retail electricity	11,582	10,935	5.9
Wholesale electricity sales volumes	8,514	7,854	8.4
Net sales of balancing electricity to ERCOT	324	1,431	(77.4)

Total sales volumes	20,420	20,220	1.0

Average volume (kWh) per retail customer (b):

Residential	3,427	2,959	15.8
Small business	6,836	6,528	4.7
Large business and other customers	84,333	60,718	38.9

Weather (service territory average) – percent of normal (c):

Percent of normal:
Heating degree days	102.2%	75.1%

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	March 31,
	2007	2006	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,596	1,750	(8.8)
Small business (b)	252	274	(8.0)

Total historical service territory	1,848	2,024	(8.7)

Other territories:
Residential	258	218	18.3
Small business (b)	10	7	42.9

Total other territories	268	225	19.1

All territories:
Residential	1,854	1,968	(5.8)
Small business (b)	262	281	(6.8)

Total all territories	2,116	2,249	(5.9)

Large business and other customers	37	52	(28.8)

Total retail electricity customers	2,153	2,301	(6.4)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW annually.

Revenue and Market Share Data

	Three Months Ended March 31,
	2007	2006	Change %
Operating revenues:
Retail electricity revenues:
Historical service territory:
Residential	$784	$746	5.1
Small business (a)	238	257	(7.4)

Total historical service territory	1,022	1,003	1.9

Other territories:
Residential	108	89	21.3
Small business (a)	20	15	33.3

Total other territories	128	104	23.1

Large business and other customers	314	316	(0.6)

Total retail electricity revenues	1,464	1,423	2.9
Wholesale electricity revenues	447	476	(6.1)
Net sales of balancing electricity to ERCOT	9	58	—
Net losses from risk management and trading activities	(478)	(44)	—
Other operating revenues	80	97	(16.5)

Total operating revenues	$1,522	$2,010	(24.3)

Risk management and trading activities:
Realized net gains (losses) on settled positions (b)	$78	$(48)
Reversal of prior periods’ unrealized net losses on positions settled in current period	8	36
Other unrealized net losses, including cash flow hedge ineffectiveness	(564)	(32)

Total net losses	$(478)	$(44)

Average revenues per MWh:
Residential	$139.63	$142.71	(2.2)

Estimated share of ERCOT retail markets (c):
Historical service territory:
Residential	64%	71%
Small business	63%	69%
Total ERCOT:
Residential	36%	39%
Small business	26%	28%
Large business and other customers	11%	18%

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes physical commodity trading activity not subject to mark-to-market accounting of $1 million and $10 million in net losses in 2007 and 2006, respectively.
(c)	Based on number of meters. Estimated market share is based on the number of customers that have choice.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,
	2007	2006	Change %
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$18	$21	(14.3)
Lignite/coal	138	117	17.9

Total baseload fuel	156	138	13.0
Natural gas fuel and purchased power	384	268	43.3
Other costs	73	71	2.8

Fuel and purchased power costs	613	477	28.5
Delivery fees	317	313	1.3

Total	$930	$790	17.7

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.45	$4.22	5.5
Lignite/coal (a)	$15.09	$12.01	25.6
Natural gas fuel and purchased power	$59.76	$59.35	0.7

Delivery fee per MWh	$26.97	$28.26	(4.6)

Production and purchased power volumes (GWh):
Nuclear	4,063	5,080	(20.0)
Lignite/coal	9,986	10,874	(8.2)

Total baseload generation	14,049	15,954	(11.9)
Natural gas fueled generation	750	189	—
Purchased power	5,669	4,326	31.0

Total energy supply	20,468	20,469	—
Less line loss and power imbalances	48	249	(80.7)

Net energy supply volumes	20,420	20,220	1.0

Baseload capacity factors (%):
Nuclear	82.0%	102.7%	(20.2)
Lignite/coal	87.2%	90.4%	(3.5)
Total baseload	85.7%	93.9%	(8.7)

(a)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating revenues decreased $488 million, or 24%, as follows:

	Three Months Ended March 31,		Increase
	2007	2006	(Decrease)
Retail electricity revenues	$1,464	$1,423	$41
Wholesale electricity revenues	447	476	(29)
Wholesale balancing activities	9	58	(49)
Net losses from risk management and trading activities	(478)	(44)	(434)
Other operating revenues	80	97	(17)

Total operating revenues	$1,522	$2,010	$(488)

The $41 million, or 3%, increase in retail electricity revenues reflected the following:

•

Higher retail volumes contributed $84 million to the revenue increase. Residential and small business volumes increased 6% reflecting colder (more normal) weather that largely drove a 16% increase in average consumption per residential customer, partially offset by the effects of a net loss of customers due to competitive activity. Large business market volumes increased 5% reflecting a change in customer mix.

•

The effect of higher volumes on revenues was partially offset by $43 million in lower average pricing. Lower average retail pricing reflected new competitive product offerings and the effect of a six percent price discount effective with meter reads on March 27, 2007 to those residential customers in the historical service territory that have month-to-month service plans with a rate equivalent to the former price-to-beat rate. Average prices in the business markets decreased 2% to 5% reflecting a decline in natural gas prices.

•

Retail electricity customer counts at March 31, 2007 declined 6% from March 31, 2006. Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 6%.

The wholesale electricity revenue decrease of $29 million, or 6%, reflected $69 million in lower wholesale electricity pricing as average wholesale prices declined 13% reflecting lower natural gas prices. Lower prices were partially offset by the effect of an 8% increase in volumes.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, that are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes. Because most of the hedging and risk management activities are intended to mitigate the risk of future commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Following is an analysis of activities in 2007:

Results associated with the long-term hedging program

•

$505 million in unrealized mark-to-market net losses, which includes $550 million in net losses on unsettled positions and $45 million in net gains that represent reversals of previously recorded unrealized net losses on positions settled in the current period;

•

$42 million in unrealized cash flow hedge ineffectiveness net gains, which includes $57 million in net gains on unsettled positions and $15 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$26 million in unrealized “day one” losses (see Note 9 to Financial Statements); and

•	$59 million in realized net gains on positions accounted for as cash flow hedges to offset hedged electricity revenues recognized in the current period.

Results associated with other risk management and trading activities

•	$35 million in unrealized net losses on economic hedge positions;

•	$36 million in unrealized net losses on commodity trading positions;

•	$11 million in realized net losses on settlement of economic hedge positions that offset hedged electricity revenues recognized in the current period; and

•	$32 million in realized net gains on settlement of commodity trading positions.

Gross Margin

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue
Operating revenues	$1,522	100%	$2,010	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	930	61	790	39
Generation plant operating costs	152	10	155	8
Depreciation and amortization	78	5	83	4

Gross margin	$362	24%	$982	49%

Gross margin is considered a key operating metric as its changes measure the effect of movements in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver electricity.

Gross margin decreased $620 million, or 63%, to $362 million in 2007. The decrease reflected $489 million in net unrealized mark-to-market losses (including “day one” losses and ineffectiveness net gains) associated with positions in the long-term hedging program and an estimated $72 million in higher purchased power costs resulting from decreased baseload generation production volumes.

Baseload generation production volumes decreased 12% reflecting the scheduled refueling and maintenance outage of one of the nuclear generation units as well as higher scheduled and unscheduled unit outage days at the lignite/coal-fueled generation plants.

Gross margin as a percent of revenues decreased 25 percentage points to 24%. The decline reflected:

•	the effect of net unrealized mark-to-market losses on positions in the long-term hedging program (19 percentage point margin decrease); and

•	the combined effect of decreased baseload generation production volumes and the increased need for purchased electricity volumes (five percentage point margin decrease).

Operating costs decreased $3 million, or 2%, to $152 million in 2007. The decrease reflected:

•	$7 million in lower employee-related expenses on reduced headcounts due in part to generation outsourcing services agreements entered into in May 2006;

•	$5 million in lower property taxes reflecting lower valuations; and

•	$3 million in lower insurance costs primarily due to timing,

partially offset by $13 million in higher generation maintenance costs largely due to the scheduled outage of one of the nuclear generation units.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $5 million, or 6%, to $79 million primarily reflecting lower depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006 and lower expense associated with mining reclamation obligations.

SG&A expenses increased by $17 million, or 14%, to $138 million in 2007. The increase reflected:

•	$6 million in increased retail marketing expenses;

•	$6 million in higher costs due to reallocation of Capgemini outsourcing fees;

•	$6 million in higher consulting charges primarily for retail billing systems enhancements;

•	$3 million in higher headcount and benefits expense; and

•	$2 million in higher stock-based compensation expense driven by forfeitures in the 2006 quarter,

partially offset by $6 million in executive severance expense in 2006 (including amounts allocated from parent).

Other income totaled $10 million in 2007 and zero in 2006. Other deductions totaled $5 million in 2007 and a net credit of $10 million in 2006. See Note 3 to Financial Statements for additional detail.

Interest income increased by $46 million to $77 million in 2007 reflecting $34 million due to higher average advances to affiliates and $12 million due to higher average rates on the advances.

Interest expense and related charges decreased by $19 million, or 19%, to $82 million in 2007. The decrease reflected $20 million in lower average rates and $4 million in increased capitalized interest, partially offset by $5 million due to higher average borrowings.

The effective income tax rate was 28.4% in 2007 and 32.7% in 2006. The decrease is a result of the impact on the effective rate of the large unrealized mark-to-market losses, partially offset by higher interest accrued related to uncertain tax positions and the higher income-based state franchise taxes arising from enactment of the Texas Margin tax.

Net income decreased $379 million to $141 million in 2007 driven by the decline in gross margin and higher SG&A expenses, partially offset by higher interest income.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2007. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting. For the three months ended March 31, 2007, this effect totaled $598 million in unrealized net losses, which represented $622 million in net losses on unsettled positions and $24 million in reversals of net losses recognized in prior periods on positions settled in the current period. These positions represent both economic hedging and trading activities.

Three Months Ended March 31, 2007
Net commodity contract asset at beginning of period	$37
Settlements of positions included in the opening balance (1)	24
Unrealized mark-to-market valuations of positions held at end of period (2)	(622)
Other activity (3)	171

Net commodity contract liability at end of period	$(390)

(1)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in net income prior to the beginning of the period, to offset gains and losses realized upon settlement of the positions in the current period.
(2)	Includes mark-to-market effects of positions dedesignated as cash flow hedges (see discussion above under “Long-term Hedging Program”). Also includes a $26 million loss recorded at contract inception date (see Note 9 to Financial Statements).
(3)	These amounts have not been recognized in prior and current year mark-to-market earnings. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received. Activity in 2007 included payments of $71 million related to natural gas physical swap transactions and a $102 million premium paid in 2007 related to a structured economic hedge transaction in the long-term hedging program.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities (see Note 9 to Financial Statements). The total net effect of recording unrealized gains and losses related to commodity contracts under SFAS 133 is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Unrealized gains/(losses) related to commodity contract positions	$(598)	$6
Ineffectiveness gains/(losses) related to cash flow hedges (a)	42	(1)

Total unrealized gains (losses) related to commodity contracts	$(556)	$5

(a)	See Note 9 to Financial Statements.

These amounts are reported in the “risk management and trading activities” component of revenues.

Maturity Table — Of the net commodity contract liability balance above at March 31, 2007, the amount representing unrealized mark-to-market net losses that have been recognized in current and prior years’ earnings totals $465 million. Partially offsetting this net liability is a net asset of $75 million included in the March 31, 2007 balance sheet that is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including $97 million of net option payments and $14 million in net receipts of natural gas related to physical swap transactions. The following table presents the unrealized net commodity contract liability arising from mark-to-market accounting as of March 31, 2007, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liabilities at March 31, 2007
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(34)	$(142)	$(83)	$(22)	$(281)
Prices provided by other external sources	(59)	(18)	(59)	(8)	(144)
Prices based on models	(18)	(22)	—	—	(40)

Total	$(111)	$(182)	$(142)	$(30)	$(465)

Percentage of total fair value	24%	39%	31%	6%	100%

The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT generally extend through 2011 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and each component valued separately. Components valued as forward commodity positions are included in the “prices provided by other external sources” category. Components valued as options are included in the “prices based on models” category.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Three Months Ended March 31,
	2007	2006
Net increase (decrease) in fair value of cash flow hedges (all commodity-related) held at end of period	$(212)	$113
Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	(76)	(3)
Financing – interest rate swaps (a)	2	1

	(74)	(2)
Total income (loss) effect of cash flow hedges reported in other comprehensive income	$(286)	$111

(a)	Represents recognition of net losses on settled swaps.

TXU Energy Company has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 9 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows used in operating activities for the three months ended March 31, 2007 totaled $615 million compared to cash flows provided by operating activities of $1.4 billion in the 2006 quarter. The change of $2.0 billion reflected:

•	an unfavorable change in federal income taxes payable to TXU Corp. of $937 million reflecting a $567 million tax payment in 2007 and a $370 million tax refund in 2006;

•	an unfavorable change of $778 million in net margin deposits due to the effect of higher forward natural gas prices on hedge positions;

•	$102 million premium paid in 2007 related to a structured natural gas related option transaction entered into as part of the long-term hedging program; and

•	an unfavorable change in working capital (accounts receivable, accounts payable and inventories) balances of $87 million.

Cash flows provided by financing activities increased $1.6 billion as summarized below:

	Three Months Ended March 31,
	2007	2006
Net repayments, repurchases and issuances of borrowings	$1,416	$(221)
Payments on income tax-related note payable to Oncor Electric Delivery	(8)	—
Distributions paid to parent	(284)	(286)

Total	$1,124	$(507)

Cash flows used in investing activities decreased $783 million as summarized below:

	Three Months Ended March 31,
	2007	2006
Decrease (increase) in advances to affiliates	$153	$(670)
Capital expenditures, including nuclear fuel	(229)	(91)
Proceeds from pollution control revenue bonds deposited with trustee	—	(99)
Net investments in nuclear decommissioning trust fund securities	(4)	(4)
Other	—	1

Total	$(80)	$(863)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $14 million for 2007. This difference represents amortization of nuclear fuel, which is reported as fuel, purchased power costs and delivery fees in the statement of income consistent with industry practice.

Proposed Merger — Certain financing arrangements of TXU Energy Company and its subsidiaries are expected to be amended, replaced or discontinued as a result of the Proposed Merger. For example, as described in the 2006 Form 10-K, the credit facilities currently in place are expected to be replaced with new liquidity facilities upon consummation of the Proposed Merger. In addition, in connection with the Proposed Merger, TXU Energy Company and its subsidiaries may repurchase certain of their outstanding debt securities.

Long-term Debt Activity — Issuances for the three months ended March 31, 2007 totaled $1 billion principal amount in floating rate senior notes. Scheduled principal payments for the three months ended March 31, 2007 totaled $3 million.

In May 2007, TXU Energy Company redeemed the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively, and the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million. All three bond series were issued in conjunction with the development of eight coal-fueled generation plants, which has been suspended. The bonds were redeemed with restricted cash retained upon issuance of the bonds. (See Note 11 to Financial Statements.)

See Note 6 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities/Commercial Paper — At April 27, 2007, TXU Energy Company, jointly with Oncor Electric Delivery, had access to credit facilities totaling $6.5 billion of which $3.4 billion was unused. See Note 5 to Financial Statements for details of the arrangements. Availability under these facilities at March 31, 2007 declined $1.1 billion from year-end 2006 due in part to borrowings to repay maturing commercial paper as a result of the effects of rating agency actions on the commercial paper program (see discussion below under “Credit Ratings”). TXU Energy Company’s outstanding commercial paper decreased $520 million in the first quarter of 2007, and Oncor Electric Delivery’s outstanding commercial paper decreased $605 million.

Short-term Borrowings — At April 27, 2007, TXU Energy Company had $48 million of commercial paper outstanding and $1.8 billion of bank borrowings under the credit facilities, both of which fund short-term liquidity requirements.

Cash Distributions to Parent — TXU Energy Company paid US Holdings cash distributions of $284 million in both January 2007 and April 2007. There are currently no significant restrictions on TXU Energy Company’s ability to make cash distributions to its parent company, other than a restriction contained in the Merger Agreement that restricts TXU Energy Company from making any cash distribution that is not in the ordinary course of business and consistent with past practice, unless prior approval is obtained from the Sponsors.

Sale of Accounts Receivable — TXU Energy Company participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Energy Company sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by TXU Energy Company are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Energy Company under the program totaled $544 million and $541 million at March 31, 2007 and December 31, 2006, respectively. See Note 4 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Liquidity Effects of Risk Management and Trading Activities — As of March 31, 2007, TXU Energy Company has received/posted cash and letters of credit for margin requirements, miscellaneous credit support or as otherwise required by a counterparty as follows:

•

$46 million in cash has been received as of March 31, 2007 related to daily margin settled transactions primarily associated with positions in the long-term hedging program, as compared to $672 million received as of December 31, 2006;

•	$9 million in cash has been received from counterparties as collateral as of both March 31, 2007 and December 31, 2006;

•	$190 million in cash has been posted with counterparties as collateral as of March 31, 2007, as compared to $7 million posted as of December 31, 2006; and

•	$483 million in letters of credit have been posted as collateral with counterparties as compared to $455 million posted as of December 31, 2006.

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

With respect to positions under the long-term hedging program entered into by TXU Energy Company as of April 27, 2007, for each $1.00 per MMBtu increase in natural gas prices, TXU Energy Company’s liquidity could be reduced by approximately $1.2 billion in collateral and/or financial margining. Transactions requiring daily margining account for approximately 75% of the positions in the long-term hedging program. Support for other positions in the program are generally met by a combination of letters of credit and cash postings as required periodically by counterparties.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Financial Covenants

The terms of certain financing arrangements of TXU Energy Company contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2007, TXU Energy Company was in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of March 31, 2007 are presented below:

	TXU Corp.	US Holdings	Oncor Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the announcement of the Proposed Merger. Fitch also placed all of these ratings on Rating Watch Negative. The S&P ratings for TXU Corp., US Holdings and TXU Energy Company reflect a two-notch downgrade in early March 2007 also as a result of the announcement of the Proposed Merger. Further, due to the announcement of the Proposed Merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade.

Oncor Electric Delivery’s senior unsecured debt is currently rated as investment grade by all of the rating agencies. Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of TXU Energy Company’s senior unsecured debt are below investment grade.

Commercial paper issued by TXU Energy Company and Oncor Electric Delivery is rated P2 by Moody’s and F3 by Fitch and is not rated by S&P. The Fitch rating reflects a one-notch downgrade in late February 2007.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Corp. and TXU Energy Company have guaranteed the obligations under the lease agreement for TXU Corp.’s current headquarters building. As a result of the March 2, 2007 downgrade by S&P of TXU Energy Company’s credit rating to below investment grade, TXU Corp. or TXU Energy Company is required to provide a guaranty from an investment grade entity or a letter of credit in the initial amount of $139 million by May 23, 2007. The counterparties to the lease documents are currently negotiating alternative credit support arrangements, including the possibility of terminating the TXU Corp. and TXU Energy Company guarantees in exchange for a letter of credit at a slightly higher amount.

The lessor under a rail car lease with $51 million in remaining lease payments (principal amount as of March 31, 2007) has notified TXU Energy Company that it intends to exercise a termination right that has been triggered under the lease as a result of the S&P downgrade of TXU Energy Company’s credit rating to below investment grade. Such termination is expected to result in TXU Energy Company being required to pay a make-whole termination payment that is not expected to be material. TXU Energy Company intends to refinance the rail cars under a new lease and is currently evaluating its options.

TXU Energy Company has provided guarantees of the obligations under TXU DevCo’s new generation facility interconnection agreements for the three proposed new lignite/coal-fueled generation units at Sandow and Oak Grove with Oncor Electric Delivery. As a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, collateral of $17 million was posted with Oncor Electric Delivery in April 2007.

TXU Energy Company has entered into certain retail and wholesale commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Company to post collateral in the event that its credit rating falls below investment grade. On March 2, 2007, S&P downgraded TXU Energy Company’s credit rating to two notches below investment grade. Based on its commodity contract positions at March 31, 2007, should TXU Energy Company’s credit rating be downgraded below investment grade by one of the other rating agencies, counterparties would have the option to request TXU Energy Company to post up to $86 million in additional collateral support. The amount TXU Energy Company could be required to post under these transactions depends in part on the value of the contracts at the time of any such additional downgrade.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company (on behalf of its REP subsidiaries) is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TXU Energy Company and its REP subsidiaries as of April 27, 2007, TXU Energy Company has posted collateral support to the applicable utilities in an aggregate amount equal to $24 million, with $16 million of this amount posted for the benefit of Oncor Electric Delivery.

The Commission has rules in place to assure adequate credit worthiness of any REP. Under these rules, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade by S&P, TXU Energy Company (on behalf of its REP subsidiaries) has agreed to maintain at all times availability under its credit facilities an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers of its REP subsidiaries. As of March 31, 2007, the amount of customer deposits received from customers held by TXU Energy Company’s REP subsidiaries totaled approximately $123 million.

The recent downgrade of TXU Energy Company’s credit rating to below investment grade resulted in the reduction of funding provided under the accounts receivable securitization program by $44 million in the first quarter of 2007. This rating downgrade impact on funding is expected to diminish as accounts receivable balances increase with seasonal volume growth.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company posted additional collateral support of $34 million on March 7, 2007, which is subject to periodic adjustments.

Other arrangements of TXU Energy Company, including credit facilities, the $1 billion floating rate senior notes due in 2008, the sale of receivables program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings of TXU Energy Company.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Company or Oncor Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances borrowed by TXU Energy Company ($1.1 billion at March 31, 2007) under such facilities to be accelerated as to TXU Energy Company but not as to Oncor Electric Delivery. Also, under these credit facilities, a default by Oncor Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances borrowed by Oncor Electric Delivery (none as of March 31, 2007) under such facilities to be accelerated as to Oncor Electric Delivery but not as to TXU Energy Company.

In addition, a default by TXU Energy Company or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross-default under its 364-day credit facility totaling $1.5 billion and may cause the maturity of outstanding balances (none as of March 31, 2007) under such facility to be accelerated.

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

Each of TXU DevCo’s commodity hedging agreements contains a cross default provision. In the event of a default by TXU DevCo or its subsidiaries relating to certain obligations of TXU DevCo or its subsidiaries in an amount equal to or greater than $50 million with respect to one of the agreements (with such amount increasing to $100 million at December 31, 2007) or $100 million with respect to the other agreements, the applicable hedge counterparties may terminate the applicable transactions covered by the applicable hedging agreements and require all outstanding obligations thereunder to be settled. TXU Energy Company has guaranteed these obligations, and they are secured by a lien on the two lignite/coal-fueled generation units at its Big Brown plant.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Guarantees — See discussion above under “Material Credit Rating Covenants” related to a TXU Corp. lease obligation with a credit rating provision.

Also see Note 7 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 4 to Financial Statements.

Also see Note 7 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 2 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Investigations — See Note 7 to Financial Statements for discussion.

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session that began January 9, 2007, and is scheduled to end May 28, 2007. This session is not a “sunset” session for the Commission, so there is no requirement that the Legislature consider any electric industry-related bills. However, various measures pertaining to the electric industry have been and will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include potential changes to the Commission’s jurisdiction over change-in-control transactions like the Proposed Merger and initiatives that could affect the fundamental competitive framework of the wholesale and retail electricity markets (including passage by the House of Representatives of a bill that would mandate an immediate 15% retail price reduction for many of TXU Energy’s customers and authorize ongoing Commission examination of retail prices), require certain pricing mitigation plans for balancing energy service offered by generation companies that own or control more than a certain percentage of installed generation capacity in an ERCOT zone, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. Another potential measure could require partial divestiture of TXU Energy Company’s installed generation capacity. TXU Energy Company supports continued development of a fully competitive wholesale and retail power market and is continuing to actively monitor and provide input regarding legislation that could be material to the electric industry. TXU Energy Company is unable to predict the outcome of the 2007 legislative process or its effect, if any, on its ongoing business and, in some limited circumstances, the closing of the Proposed Merger.

Summary

Although TXU Energy Company cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

RISK OVERSIGHT

TXU Energy Company’s wholesale operation manages the commodity price, counterparty credit and operational risk related to the unregulated energy business within limitations established by senior management and in accordance with TXU Energy Company’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Month-end average Trading VaR:	$9	$12
Month-end high Trading VaR:	$11	$30
Month-end low Trading VaR:	$7	$5

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Month-end average MtM VaR:	$334	$89
Month-end high MtM VaR:	$491	$246
Month-end low MtM VaR:	$253	$5

Earnings at Risk (EaR) — This measurement estimates the potential reduction of fair value of expected pretax earnings for the years presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). For this purpose, cash flow hedges are also included with transactions that are not marked-to-market in net income. A 95% confidence level and a holding period of five to 60 days is assumed in determining EaR.

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Month-end average EaR:	$321	$99
Month-end high EaR:	$458	$241
Month-end low EaR:	$249	$21

The increases in the risk measures (MtM VaR and EaR) above are driven by the dedesignation of cash flow hedges as well as the increase in number of positions in the long-term hedging program.

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

Credit Exposure — TXU Energy Company’s gross exposure to credit risk, which totaled approximately $1.6 billion at March 31, 2007, represents trade accounts receivable as well as net asset positions arising from hedging and trading activities.

Gross assets subject to credit risk include $452 million in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2007, the exposure to credit risk from these customers and counterparties totaled $1.2 billion taking into account standardized master netting contracts and agreements described above and $82 million in credit collateral (cash, letters of credit and other security interests) held by TXU Energy Company subsidiaries.

Of this $1.2 billion net exposure, 87% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Energy Company routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

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

The following table presents the distribution of credit exposure as of March 31, 2007, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable as well as net asset positions arising from hedging and trading activities, by investment grade and noninvestment grade, credit quality and maturity.

	Exposure before Credit Collateral	Credit Collateral	Net Exposure	Net Exposure by Maturity
				2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,074	$45	$1,029	$512	$267	$250	$1,029
Noninvestment grade	195	37	158	91	26	41	158

Totals	$1,269	$82	$1,187	$603	$293	$291	$1,187

Investment grade	85%	55%	87%
Noninvestment grade	15%	45%	13%

Approximately 51% of the net $1.2 billion credit exposure has a maturity date of two years or less. TXU Energy Company does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

TXU Energy Company had credit exposure to two counterparties having an exposure greater than 10% of the net exposure of $1.2 billion at March 31, 2007. These two counterparties represented 18% and 14%, respectively, of the net exposure. TXU Energy Company views its exposure with these two counterparties to be within an acceptable level of risk tolerance as they are rated investment grade.

TXU Energy Company is exposed to credit risk related to its long-term hedging program. Of the transactions in the program, over 97% of the volumes are with counterparties with an A credit rating or better, and 100% are at least investment grade.

Additionally, under the long-term hedging program, TXU Energy Company has potential credit risk exposure concentration related to a limited number of counterparties. A related series of hedge transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparties. TXU Energy Company views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance due to the strong financial profile of the counterparties and their respective A or above credit rating.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Energy Company contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Energy Company expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, consummation of the proposed merger, future acquisitions or dispositions, development or operation of electricity generation assets, market and industry developments and the growth of TXU Energy Company’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Energy Company believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Energy Company to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

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

•

with respect to the proposed development of three new lignite/coal-fueled generation units, more specifically, TXU Energy Company’s ability to fund such developments, delays in the approval of, or failure to obtain, air and other environmental permits for the program and the ability to satisfactorily resolve issues relating to any appeal to the final judgment issued with respect to the Sandow consent decree, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of TXU Energy Company and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of TXU Energy Company to manage the significant construction program to a timely conclusion with limited cost overruns;

•

with respect to the Proposed Merger: the occurrence of any event, change or other circumstances, including the enactment of any new applicable legislation, that could give rise to the termination of the Merger Agreement or the Proposed Merger; the outcome of any legal proceedings that may be instituted against TXU Corp. and others related to the Merger Agreement; failure to obtain shareholder approval or any other failure to satisfy other conditions required to complete the Proposed Merger, including required regulatory approvals; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Merger; the amount of the costs, fees, expenses and charges related to the Proposed Merger and the execution of certain financings that will be obtained to consummate the Proposed Merger; and the impact of the substantial indebtedness incurred to finance the consummation of the Proposed Merger; and

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

An evaluation was performed under the supervision and with the participation of TXU Energy Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, TXU Energy Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there have been no changes in TXU Energy Company’s internal controls over financial reporting that have occurred that has materially affected, or is reasonably likely to materially affect, TXU Energy Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 7 regarding legal proceedings.

Item 1A.	RISK FACTORS.

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2006 Form 10-K. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2006 Form 10-K.

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

TXU Energy Company’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the RRC, the TCEQ, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, recovery of costs and investments, decommissioning costs, and present or prospective wholesale and retail competition. TXU Energy Holdings, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the Commission. Changes in, revisions to, or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Energy Company may sell electricity) may have an adverse effect on TXU Energy Company’s businesses.

The Texas Legislature convened in its regular biennial session which began January 9, 2007, and is scheduled to end May 28, 2007. This session is not a “sunset” session for the Commission, so there is no requirement that the Legislature consider any electric industry-related bills. However, various measures pertaining to the electric industry have been and will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include initiatives that could affect the fundamental competitive framework of the wholesale and retail electricity markets (including passage by the House of Representatives of a bill that would mandate an immediate 15 percent retail price reduction for many of TXU Energy Company’s customers and authorize ongoing Commission examination of retail prices), require certain pricing mitigation plans for balancing energy service offered by generation companies that own or control more than a certain percentage of installed generation capacity in an ERCOT zone, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. Another potential measure could require partial divestiture of TXU Energy Company’s installed generation capacity. TXU Energy Company is unable to predict the outcome of the 2007 legislative process or its effect, if any, on its ongoing business and, in some limited circumstances, the closing of the Proposed Merger.

The litigation environment in which TXU Energy Company operates poses a significant risk to its business.

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

On March 28, 2007, the Commission issued a Notice of Violation (NOV) stating that the Commission Staff is recommending an enforcement action, including the assessment of administrative penalties, against TXU Corp. for alleged market power abuse by its power generation affiliates and TXU Portfolio Management in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. The NOV is premised upon the Commission Staff’s allegation that TXU Portfolio Management’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $70 million, including approximately $20 million in incremental revenues to TXU Corp. The Commission Staff has recommended that TXU Portfolio Management and its affiliates be required to pay administrative penalties in the amount of $140 million and pay the $70 million in incremental costs purportedly incurred by market participants. On March 29, 2007, TXU Portfolio Management requested a hearing to contest the alleged occurrence of a violation and the amount of the penalty in the NOV. TXU Corp. believes TXU Portfolio Management’s conduct during the period in question was consistent with the Commission’s rules and policies, and no market power abuse was committed. TXU Corp. intends to vigorously contest the recommendations contained in the NOV. In addition, TXU Corp. and TXU Portfolio Management are taking actions to reduce the risk of future similar allegations related to the Balancing Energy segment of the ERCOT wholesale market, including working with the Commission Staff and the Commission’s independent market monitor to develop a voluntary mitigation plan for approval by the Commission. TXU Energy Company is unable to predict the outcome of this matter.

The Commission Staff is investigating TXU Energy Retail with respect to the renewal process for certain small and medium business customers on term service plans. The investigation does not involve residential customers. TXU Energy Retail has exchanged information and cooperated with the Commission Staff in its investigation. TXU Energy Company is unable to predict the outcome of this matter.

Risks Relating to the Proposed Merger

TXU Energy Company cannot make any assurance that the Proposed Merger will be consummated.

Consummation of the Proposed Merger is subject to the satisfaction of various closing conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions described in the Merger Agreement. TXU Corp. cannot guarantee that these closing conditions will be satisfied. In addition, Oncor Electric Delivery and TEF have made a PURA Section 14.101 filing with the Commission requesting that the Commission find that the transaction as it relates to Oncor Electric Delivery is in the public interest (PURA Filing). TXU Energy Company can not predict the ultimate outcome of the PURA Filing. As a result of these matters among others (including any applicable new legislation adopted by the Texas legislature), TXU Energy Company can not guarantee that the Proposed Merger will be successfully completed. In the event that the Proposed Merger is not completed:

•	management’s attention from TXU Energy Company’s day-to-day business may be diverted;

•	TXU Energy Company may lose key employees;

•	TXU Energy Company’s relationships with customers and vendors may be disrupted as a result of uncertainties with regard to its business and prospects; and

•	TXU Corp. may be required to pay significant transaction costs related to the Proposed Merger, such as a transaction termination (break-up) fee of up to $1.0 billion.

Any such events could have a material negative impact on TXU Energy Company’s results of operations and financial condition.

ITEM 6.	EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(4)	Instruments Defining the Rights of Security Holders.

4(a)	1-12833 Form 10-Q (filed May 9, 2007)	4(a)	—	Officer’s Certificate, dated March 16, 2007, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes due 2008.

(10)	Material Contracts.

10(a)	1-12833 Form 10-Q (filed May 9, 2007)	10.1	—	Revolving Credit Agreement, dated March 1, 2007 by and between TXU Energy Company LLC and the lender parties signatory thereto.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of M. S. Greene, Chairman of the Board, President and Chief Executive of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David A. Campbell, Manager and Chief Financial Officer of TXU Energy Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of M. S. Greene, Chairman of the Board, President and Chief Executive of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David A. Campbell, Manager and Chief Financial Officer of TXU Energy Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2007.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ENERGY COMPANY LLC

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: May 14, 2007