Form 10-Q
period 2007-06-30
Texas Competitive Electric Holdings CO LLC
filed 2007-08-14
CIK 1263050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

( √ )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

— OR —

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

_____________________

Commission File Number 333-108876

Texas Competitive Electric Holdings Company LLC
(Formerly TXU Energy Company LLC)
(Exact Name of Registrant as Specified in its Charter)

A Delaware Limited Liability Company	75-2967817
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓    No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____    Accelerated filer ____    Non-Accelerated filer  ✓

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No  ✓

As of August 14, 2007, all outstanding common membership interests in Texas Competitive Electric Holdings Company LLC were held by TXU US Holdings Company.

Texas Competitive Electric Holdings Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Texas Competitive Electric Holdings Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, as soon as reasonably practicable, after they have been filed with or furnished to the Securities and Exchange Commission.  Texas Competitive Electric Holdings Company LLC will provide copies of current reports not posted on the TXU Corp. website upon request.  The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2006 Form 10-K	TXU Energy Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (now Texas Competitive Electric Holdings Company LLC)
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business process support services to Texas Competitive Holdings
Commission	Public Utility Commission of Texas
EPA	US Environmental Protection Agency
EPC	engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional coordinator of various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 45
FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
FSP	FASB Staff Position
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
IRS	US Internal Revenue Service
kWh	kilowatt-hours
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

PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
RRC	Railroad Commission of Texas, which has oversight of lignite mining activity
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”
SG&A	selling, general and administrative
Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met
TCEQ	Texas Commission on Environmental Quality

Texas Competitive Holdings
Refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context, engaged in electricity generation and wholesale and retail energy markets activities.  This Form 10-Q and other SEC filings of Texas Competitive Holdings occasionally make references to Texas Competitive Holdings when describing actions, rights or obligations of its subsidiaries.  These references reflect the fact that the subsidiaries are consolidated with Texas Competitive Holdings for financial reporting purposes.  However, these references should not be interpreted to imply that Texas Competitive Holdings is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of Texas Competitive Holdings or of any other affiliate.

TXU Corp.	refers to TXU Corp. a holding company, and/or its consolidated subsidiaries, depending on context
TXU DevCo
Refers to subsidiaries of TXU Corp. that have been established for the purpose of developing and constructing new generation facilities.  The TXU DevCo subsidiaries are not currently subsidiaries of Texas Competitive Holdings.

TXU Energy Retail	refers to TXU Energy Retail Company LLC (formerly TXU Energy Retail Company LP), a subsidiary of Texas Competitive Holdings engaged in the retail sale of power to residential and business customers
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of Texas Competitive Holdings, currently doing business as Luminant Energy
US	United States of America
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of Texas Competitive Holdings

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEXAS COMPETITIVE ELECTRIC HOLDINGS COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(millions of dollars)

Operating revenues	$1,889	$2,468	$3,411	$4,478

Costs and expenses:
Fuel, purchased power costs and delivery fees	970	943	1,900	1,733
Operating costs	168	152	319	307
Depreciation and amortization	81	84	160	169
Selling, general and administrative expenses	147	121	285	242
Franchise and revenue-based taxes	27	27	53	54
Other income (Note 4)	─	(1)	(9)	(1)
Other deductions (Note 4)	10	205	15	195
Interest income	(85)	(45)	(162)	(76)
Interest expense and related charges (Note 12)	108	102	190	202
Total costs and expenses	1,426	1,588	2,751	2,825

Income before income taxes	463	880	660	1,653

Income tax expense	124	337	180	590

Net income	$339	$543	$480	$1,063

See Notes to Financial Statements.

TEXAS COMPETITIVE ELECTRIC HOLDINGS COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(millions of dollars)

Net income	$339	$543	$480	$1,063

Other comprehensive income (loss):

Cash flow hedges:
Net increase (decrease) in fair value of derivatives held at end of period (net of tax (expense) benefit of $(19), $39, $95 and $(21))	35	(74)	(177)	39
Derivative value net (gains) losses related to hedged transactions settled during the period and reported in net income (net of tax (expense) benefit of $(9), $6, $(49) and $5)	(18)	12	(92)	10
Total effect of cash flow hedges	17	(62)	(269)	49

Comprehensive income	$356	$481	$211	$1,112

See Notes to Financial Statements.

TEXAS COMPETITIVE ELECTRIC HOLDINGS COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(millions of dollars)
Cash flows – operating activities:
Net income	$480	$1,063
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	191	202
Deferred income tax expense (benefit) – net	(219)	74
Net effect of unrealized mark-to-market valuations – losses (gains)	750	(148)
Bad debt expense	24	29
Net equity loss from unconsolidated affiliate	3	5
Impairment of natural gas-fueled generation plants	─	198
Inventory write-off related to natural gas-fueled generation plants	─	3
Credit related to impaired leases	─	(4)
Other, net	16	13
Changes in operating assets and liabilities	(1,923)	659
Cash (used in) provided by operating activities	(678)	2,094

Cash flows – financing activities:
Issuances of long-term debt	1,000	100
Retirements of debt:
Pollution control revenue bonds	(143)	(203)
Other long-term debt	(5)	(400)
Change in short-term borrowings:
Commercial paper	(623)	365
Bank borrowings	2,000	800
Decrease in income tax-related note payable to Oncor Electric Delivery	(15)	(22)
Distributions paid to parent	(567)	(572)
Debt premium, discount, financing and reacquisition expenses - net	(9)	(14)
Cash provided by financing activities	1,638	54

Cash flows – investing activities:
Net advances to affiliates	(288)	(1,803)
Capital expenditures	(381)	(218)
Nuclear fuel	(30)	(30)
Reduction of restricted cash related to the redemption of pollution control revenue bonds	143	─
Proceeds from sales of nuclear decommissioning trust fund securities	104	144
Investments in nuclear decommissioning trust fund securities	(111)	(151)
Proceeds from pollution control revenue bonds deposited with trustee	─	(99)
Other	─	2
Cash used in investing activities	(563)	(2,155)

Net change in cash and cash equivalents	397	(7)

Cash and cash equivalents – beginning balance	7	12

Cash and cash equivalents – ending balance	$404	$5

See Notes to Financial Statements.

TEXAS COMPETITIVE ELECTRIC HOLDINGS COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$404	$7
Restricted cash	1	3
Trade accounts receivable — net (Note 5)	831	804
Advances to parent	3,406	2,418
Note receivable from parent	1,500	1,500
Inventories	357	306
Commodity and other derivative contractual assets (Note 10)	287	948
Accumulated deferred income taxes (Note 2)	599	189
Margin deposits related to commodity positions	448	7
Other current assets	83	84
Total current assets	7,916	6,266

Restricted cash	102	241
Investments	519	496
Advances to parent	─	700
Property, plant and equipment — net	10,133	9,888
Goodwill	517	517
Commodity and other derivative contractual assets (Note 10)	151	251
Other noncurrent assets	159	157

Total assets	$19,497	$18,516

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings (Note 6)	$2,195	$818
Long-term debt due currently (Note 7)	257	154
Trade accounts payable – nonaffiliates	732	802
Trade accounts and other payables to affiliates	374	379
Commodity and other derivative contractual liabilities (Note 10)	405	272
Margin deposits related to commodity positions	35	681
Accrued income taxes payable to parent	48	533
Accrued taxes other than income	52	51
Other current liabilities	254	255
Total current liabilities	4,352	3,945

Accumulated deferred income taxes (Note 2)	2,932	3,237
Investment tax credits	304	311
Commodity and other derivative contractual liabilities (Note 10)	258	127
Notes or other liabilities due affiliates	345	359
Long-term debt, less amounts due currently (Note 7)	3,631	2,882
Other noncurrent liabilities and deferred credits	1,414	1,002
Total liabilities	13,236	11,863

Commitments and contingencies (Note 8)

Membership interests (Note 9):
Capital account	6,191	6,314
Accumulated other comprehensive income	70	339
Total membership interests	6,261	6,653
Total liabilities and membership interests	$19,497	$18,516

See Notes to Financial Statements.

TEXAS COMPETITIVE ELECTRIC HOLDINGS COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — Texas Competitive Holdings, formerly TXU Energy Company LLC, is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp.  While Texas Competitive Holdings is a wholly-owned subsidiary of TXU Corp. and US Holdings, Texas Competitive Holdings is a separate legal entity from TXU Corp. and US Holdings and all of their other affiliates with its own assets and liabilities.  Texas Competitive Holdings is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.  In addition, subsidiaries of Texas Competitive Holdings are now developing two new lignite/coal-fueled generation units (Oak Grove site).  TXU DevCo, a wholly-owned subsidiary of TXU Corp., is currently developing a third new lignite/coal-fueled generation unit (Sandow site).  Texas Competitive Holdings is managed as an integrated business; therefore, there are no reportable business segments.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Basis of Presentation — The condensed consolidated financial statements of Texas Competitive Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48.  All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Prior period commodity contract assets and liabilities and cash flow hedge and other derivative assets and liabilities have been combined to conform with the current period presentation (see Note 10).

Use of Estimates — Preparation of Texas Competitive Holdings’ financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuations.  In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards — Effective January 1, 2007, Texas Competitive Holdings adopted FIN 48 as required.  FIN 48 provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements.  See Note 2 for the impacts of adopting FIN 48 and required disclosures.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39”.  This FSP provides additional guidance regarding the offsetting in the balance sheet of cash collateral and contractual fair value amounts and related disclosures.  This FSP is effective for fiscal years beginning after November 15, 2007.  Texas Competitive Holdings is evaluating the impact of this standard on its balance sheet.

2.       ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  Texas Competitive Holdings has completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net charge to membership interests and an increase to noncurrent liabilities of $36 million in accordance with the new accounting rule.

TXU Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities.  Examinations of income tax returns filed by TXU Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete.  Texas franchise tax returns for the years 2002 to 2006 have not been examined.

As expected, the IRS has completed examining TXU Corp.’s US income tax returns for the years 1997 through 2002, and proposed adjustments were received in July 2007.  TXU Corp. plans to appeal the proposed adjustments in the third quarter of 2007.  The proposed adjustments received from the IRS with respect to the 1997-2002 income tax returns do not materially affect Texas Competitive Holdings’ assessment of uncertain tax positions as reflected in the amounts recorded upon adoption of FIN 48.

For Texas Competitive Holdings, the total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 totaled $627 million as of June 30, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities; of this amount, $34 million would increase earnings if recognized.  The balance sheet at June 30, 2007 reflects a reclassification of $358 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in the first quarter of 2007.

Texas Competitive Holdings classifies interest and penalties related to unrecognized tax benefits as income tax expense.  As of June 30, 2007, noncurrent liabilities included a total of $45 million in accrued interest.  The amount of interest included in income tax expense for the three and six months ended June 30, 2007 totaled $7 million and $12 million after-tax, respectively.

Texas Competitive Holdings does not expect that the total amount of unrecognized tax benefits for the positions assessed as of the date of the adoption will significantly increase or decrease within the next 12 months.

3.       TEXAS MARGIN TAX

In May 2006, the Texas legislature enacted a new law that reformed the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax.  The Texas margin tax has been determined to be an income tax for accounting purposes.  In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, Texas Competitive Holdings estimated and recorded a deferred tax expense of $42 million in the second quarter of 2006.

In June 2007, an amendment to this law was enacted that included clarifications and technical changes to the provisions of the tax calculation.  In the second quarter of 2007, Texas Competitive Holdings recorded a deferred tax benefit of $30 million, essentially all of which related to changes in the rate at which a tax credit is calculated as specified in the new law.  This estimated benefit is based on the Texas margin tax law in its current form and the current guidance issued by the Texas Comptroller of Public Accounts.

The effective date of the Texas margin tax for Texas Competitive Holdings is January 1, 2008.  The computation of tax liability will be based on 2007 revenues as reduced by certain deductions and is being accrued in the current year.

4.       OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Other income:
Settlement penalty for coal tonnage delivery deficiency	$ ─	$ ─	$3	$ ─
Royalty income from lignite leases	─	─	3	─
Other	─	1	3	1
Total other income	$ ─	$1	$9	$1

Other deductions:
Charge for impairment of natural gas-fueled generation plants	$ ─	$198	$ ─	$198
Inventory write-off related to natural gas-fueled generation plants	─	3	─	3
Credit related to coal contract counterparty claim (a)	─	─	─	(12)
Charge for settlement of retail matter with the Commission	5	─	5	─
Equity losses of entity holding investment in Capgemini	2	2	3	5
Accretion expense	1	1	2	2
Other	2	1	5	(1)
Total other deductions	$10	$205	$15	$195
________________

(a)
In the first quarter of 2006, Texas Competitive Holdings recorded income of $12 million upon the settlement of a claim against a counterparty for nonperformance under a coal contract.  A charge in the same amount was recorded in the first quarter of 2005 for losses due to the nonperformance.

5.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables — Texas Competitive Holdings participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, subsidiaries of Texas Competitive Holdings sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).  The current program is subject to renewal in June 2008.

The maximum amount currently available under the program to all TXU Corp. subsidiary participants (originators) is $700 million, and the program funding was $527 million as of June 30, 2007.  The program funding to Texas Competitive Holdings totaled $441 million as of June 30, 2007.  Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program.  Funding availability for all originators is reduced by 100% of the originators’ customer deposits if Texas Competitive Holdings’ fixed charge coverage ratio is less than 2.5 times; 50% if Texas Competitive Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if Texas Competitive Holdings’ coverage ratio is 3.25 times or more.  The originators’ customer deposits, which totaled $119 million, did not affect funding availability at that date as Texas Competitive Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by Texas Competitive Holdings are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes.  TXU Receivables Company has issued subordinated notes payable to Texas Competitive Holdings for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to Texas Competitive Holdings that was funded by the sale of the undivided interests.  The balance of the subordinated notes issued to Texas Competitive Holdings, which is reported in trade accounts receivable, was $255 million and $159 million at June 30, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities.  The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp.  The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $16 million and $15 million for the first six months of 2007 and 2006, respectively, and averaged 6.4% and 5.4% (on an annualized basis) of the funding under the program for the six months of 2007 and 2006, respectively.  The servicing fee, which totaled approximately $2 million for the first six months of both 2007 and 2006, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.  The program and servicing fees represent essentially all the net incremental costs of the program to Texas Competitive Holdings and are reported in SG&A expenses.

The accounts receivable balance reported in the June 30, 2007 condensed consolidated balance sheet has been reduced by $696 million face amount of trade accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $255 million of subordinated notes receivable from TXU Receivables Company.  Funding under the program decreased $100 million to $441 million for the six month period ending June 30, 2007 and increased $26 million to $608 million for the six month period ending June 30, 2006.  Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.  The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to Texas Competitive Holdings were as follows:

	Six Months Ended June 30,
	2007	2006

Cash collections on accounts receivable	$3,262	$3,138
Face amount of new receivables purchased	(3,258)	(3,184)
Discount from face amount of purchased receivables	18	17
Program fees paid	(16)	(15)
Servicing fees paid	(2)	(2)
Increase in subordinated notes payable	96	20
Operating cash flows used by (provided to) Texas Competitive Holdings under the program	$100	$(26)

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

Trade Accounts Receivable —
	June 30,	December 31,
	2007	2006
Gross trade accounts receivable	$1,280	$1,353
Undivided interests in accounts receivable sold by TXU
Receivables Company	(696)	(700)
Subordinated notes receivable from TXU Receivables Company	255	159
Allowance for uncollectible accounts related to undivided interests in
receivables retained	(8)	(8)
Trade accounts receivable ― reported in balance sheet	$831	$804

Gross trade accounts receivable at June 30, 2007 and December 31, 2006 included unbilled revenues of $458 million and $406 million, respectively.

Allowance for Uncollectible Accounts Receivable —
	2007	2006

Allowance for uncollectible accounts receivable as of January 1	$8	$31
Increase for bad debt expense	24	29
Decrease for account write-offs	(33)	(41)
Changes related to receivables sold	9	13
Other (a)	─	(16)
Allowance for uncollectible accounts receivable as of June 30	$8	$16
________________

(a)	Represents an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 4.

Allowances related to undivided interests in receivables sold are reported in current liabilities and totaled $16 million and $25 million at June 30, 2007 and December 31, 2006, respectively.

6.       SHORT-TERM FINANCING

Short-term Borrowings — At June 30, 2007 and December 31, 2006, the outstanding short-term borrowings of Texas Competitive Holdings consisted of the following:

	At June 30, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)

Bank borrowings	$2,195	6.22%	$195	5.97%
Commercial paper	―	―	623	5.52%
Total	$2,195		$818

_________________

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper program, Texas Competitive Holdings may issue up to $2.4 billion of these securities.  At June 30, 2007, Texas Competitive Holdings and Oncor Electric Delivery had no commercial paper outstanding.  The program is effectively supported by existing credit facilities although there is no contractual obligation under the program to maintain equivalent availability under existing credit facilities.

Credit Facilities — At June 30, 2007, Texas Competitive Holdings had access to credit facilities with the following terms:

		At June 30, 2007
Authorized	Maturity	Facility	Letters of	Cash
Borrowers	Date	Limit	Credit	Borrowings	Availability
Texas Competitive Holdings	February 2008	$1,500	$ ―	$ ―	$1,500
Texas Competitive Holdings, Oncor Electric Delivery	June 2008	1,400	512	765	123
Texas Competitive Holdings, Oncor Electric Delivery	August 2008	1,000	―	495	505
Texas Competitive Holdings, Oncor Electric Delivery	March 2010	1,600	248	815	537
Texas Competitive Holdings, Oncor Electric Delivery	June 2010	500	5	230	265
Texas Competitive Holdings	December 2009	500	455	45	―
Total		$6,500	$1,220	$2,350	$2,930

The maximum amount Texas Competitive Holdings and Oncor Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively.  These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit.  All letters of credit under the credit facilities as of June 30, 2007 are the obligations of Texas Competitive Holdings.  At June 30, 2007, Texas Competitive Holdings and Oncor Electric Delivery had $2.195 billion and $155 million in outstanding cash borrowings, respectively.

Availability under these facilities as of June 30, 2007 declined $2.4 billion from December 31, 2006.

On March 1, 2007, a $1.5 billion Texas Competitive Holdings facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities.  The new credit facility may only be drawn upon if the $1.0 billion credit facility maturing in August 2008 is fully drawn.  The facility matures in February 2008 but will terminate earlier on any date Texas Competitive Holdings issues any debt (excluding pollution control revenue bonds and commercial paper) or preferred equity securities or enters into any credit facilities.

Pursuant to Commission rules, availability under the credit facilities is further reduced by $125 million to provide liquidity to permit TXU Energy Retail to return retail customer deposits, if necessary.

7.       LONG-TERM DEBT

Long-term debt — At June 30, 2007 and December 31, 2006, the long-term debt of Texas Competitive Holdings consisted of the following:

	June 30,	December 31,
	2007	2006

Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.830% Floating Series 2001A due October 1, 2030 (b)	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
3.780% Floating Series 2001D due May 1, 2033 (b)	268	268
5.380% Floating Taxable Series 2001I due December 1, 2036 (b)	62	62
3.830% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
3.850% Floating Series 2006A due November 1, 2041, (interest rate in effect at March 31, 2007) (c)	─	47
3.850% Floating Series 2006B due November 1, 2041, (interest rate in effect at March 31, 2007) (c)	─	46

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
3.850% Floating Series 2006 due November 1, 2041, (interest rate in effect at March 31, 2007) (c)	─	50

Other:
6.125% Fixed Senior Notes due March 15, 2008 (d)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
5.860% Floating Senior Notes due September 16, 2008 (e)	1,000	─
Capital lease obligations	92	98
Fair value adjustments related to interest rate swaps	11	10
Total Texas Competitive Holdings	3,888	3,036

Less amount due currently	(257)	(154)

Total long-term debt	$3,631	$2,882
_____________

(a)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date.  On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect at June 30, 2007. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	These series were redeemed on May 8, 2007 as a result of the suspension of development of eight coal-fueled generation facilities.
(d)	Interest rate swapped to variable on entire principal amount at June 30, 2007.
(e)	Interest rates in effect at June 30, 2007.

Debt-related Activity in 2007 — In May 2007, Texas Competitive Holdings redeemed at par the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively, and the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million.  All three bond series were issued in conjunction with the development of eight coal-fueled generation plants, which has been suspended.  Restricted cash retained upon issuance of the bonds was used to fund substantially all of the redemption amount.

In March 2007, Texas Competitive Holdings issued floating rate senior notes with an aggregate principal amount of $1.0 billion.  The floating rate is based on LIBOR plus 50 basis points (subject to an increase of 25 basis points in the event of a further downgrade in Texas Competitive Holdings’ credit rating).  The notes mature in September 2008, but are subject to mandatory redemption upon a change in control of TXU Corp., including consummation of the Proposed Merger, and are subject to optional redemption on or after September 16, 2007.

Fair Value Hedge — Texas Competitive Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt.  At June 30, 2007, $250 million of fixed rate debt had been effectively converted to variable rates through an interest rate swap transaction expiring in 2008.  The swap qualified for and has been designated as a fair value hedge in accordance with SFAS 133 (under the short-cut method as the conditions for assuming no ineffectiveness are met).

Long-term debt fair value adjustments —

Six Months Ended June 30, 2007
Long-term debt fair value adjustments related to interest rate swap at beginning of period ― increase in debt carrying value	$10
Fair value adjustments during the period	2
Recognition of net gains on settled fair value hedges (a)	(1)
Long-term debt fair value adjustments at end of period ― increase in debt carrying value (net in-the-money value of swap)	$11
______________

(a)	Net value of settled in-the-money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.

Any changes in unsettled swap fair values of active positions reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

8.       COMMITMENTS AND CONTINGENCIES

Generation Development

A subsidiary of Texas Competitive Holdings has executed EPC agreements for the development of two lignite/coal-fueled generation units in Texas (Oak Grove).  The subsidiary and the EPC contractors have placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems for the units, and construction of the units has commenced.  US Holdings has guaranteed performance of Texas Competitive Holdings’ subsidiary under these agreements.

A Texas Competitive Holdings’ subsidiary has received the air permit for the Oak Grove units, which was approved by the TCEQ in June 2007.  The Oak Grove air permit is the subject of motions for rehearing at the TCEQ and collateral litigation in state and federal court and is expected to be appealed.  While Texas Competitive Holdings does not expect the appeal to be successful, and it believes the collateral litigation is without merit and intends to vigorously defend such litigation and appeals, there can be no assurance that the appeal or collateral litigation will not have an adverse impact on the project.

If the agreements had been canceled as of June 30, 2007, a subsidiary of Texas Competitive Holdings would have incurred an estimated termination obligation of up to approximately $270 million.  Construction work-in-process expenditures under these agreements are assets of TXU DevCo.

The development of a third lignite/coal-fueled generation unit (Sandow) is currently being executed by a subsidiary of TXU Corp. and not Texas Competitive Holdings.

Litigation

On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company LP, Oak Grove Management Company, LLC and TXU Corp.  The complaint sought declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove Steam Electric Station in Robertson County, Texas.  The plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and sought to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant.  The complaint also asserted that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions from the Oak Grove plant.  Plaintiffs further requested that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment.  TXU Corp. believes the Oak Grove air permit granted by the TCEQ on June 13, 2007 is protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law.  TXU Corp. and the other defendants filed a Motion to Dismiss the litigation, which was granted by the District Court on May 21, 2007.  The Plaintiffs have appealed the District Court’s dismissal of the case to the Fifth Circuit Court of Appeals.  TXU Corp. believes the District Court properly granted the Motion to Dismiss and while TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the Fifth Circuit Court of Appeals reverses the District Court, TXU Corp. maintains that the claims made in the complaint are without merit.  Accordingly, TXU Corp. intends to vigorously defend the appeal and this litigation in the event the Fifth Circuit reverses the District Court.

Regulatory Investigations

In March 2007, the Commission issued a Notice of Violation (NOV) stating that the Commission Staff is recommending an enforcement action, including the assessment of administrative penalties, against TXU Corp. and certain affiliates for alleged market power abuse by its power generation affiliates and TXU Portfolio Management in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005.  The NOV is premised upon the Commission Staff's allegation that TXU Portfolio Management's bidding behavior was not competitive and increased market participants' costs of balancing energy by approximately $70 million, including approximately $20 million in incremental revenues to TXU Corp.  The Commission Staff has recommended that TXU Portfolio Management and its affiliates be required to pay administrative penalties in the amount of $140 million and pay the $70 million in incremental costs purportedly incurred by market participants.  A hearing requested by TXU Portfolio Management to contest the alleged occurrence of a violation and the amount of the penalty in the NOV has been scheduled to start in April 2008.  Texas Competitive Holdings believes TXU Portfolio Management's conduct during the period in question was consistent with the Commission's rules and policies, and no market power abuse was committed.  Texas Competitive Holdings is vigorously contesting the NOV.  Texas Competitive Holdings is unable to predict the outcome of this matter.

TXU Corp. and TXU Portfolio Management have taken actions to reduce the risk of future similar allegations related to the balancing energy segment of the ERCOT wholesale market, including working with the Commission Staff and the Commission's independent market monitor to develop a voluntary mitigation plan for approval by the Commission.  TXU Portfolio Management has submitted a voluntary mitigation plan that was approved by the Commission in July 2007.

As previously disclosed, the Commission Staff had been investigating TXU Energy Retail with respect to the renewal process for certain small and medium business customers on term service plans.  The investigation did not involve residential customers.  In June 2007, TXU Energy Retail reached a settlement agreement with the Staff of the Commission that was approved by the Commission in July 2007.  While TXU Energy Retail expressly denies any violations of rules, it has agreed to pay the Commission a $5 million settlement as a compromise in this dispute.

Other Proceedings

In addition to the above, Texas Competitive Holdings and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Guarantees

Overview — Texas Competitive Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.  Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Residual value guarantees in operating leases — Texas Competitive Holdings is the lessee under various operating leases that guarantee the residual values of the leased assets.  At June 30, 2007, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $174 million.  These leased assets consist primarily of mining equipment and rail cars.  The average life of the lease portfolio is approximately four years.

Letters of Credit

At June 30, 2007, Texas Competitive Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $499 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions, and $46 million for miscellaneous credit support requirements.

Texas Competitive Holdings has outstanding letters of credit under its revolving credit facilities totaling $455 million at June 30, 2007 to support existing floating rate pollution control revenue bond debt of $446 million principal amount.  The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

As of June 30, 2007, Texas Competitive Holdings had outstanding letters of credit under its revolving credit facilities totaling $77 million to support mining reclamation activities and certain collection agent activities performed for REPs in TXU Corp.'s historical service territory.

TXU Corp. and Texas Competitive Holdings have previously guaranteed the obligations under the lease agreement for TXU Corp.’s current headquarters building.  These obligations include future undiscounted base rent payments.  As a result of the March 2007 downgrade by S&P of Texas Competitive Holdings’ credit rating to below investment grade, Texas Competitive Holdings has provided a $144 million letter of credit to replace TXU Corp.’s and its guarantees of these obligations.

Security Interest

A first-lien security interest has been placed on the two lignite/coal-fueled generation units at Texas Competitive Holdings’ Big Brown plant to support commodity hedging transactions entered into by TXU DevCo.  The lien can be used to secure obligations related to current and future hedging transactions of TXU DevCo or its affiliates for up to an aggregate of 1.2 billion MMBtu of natural gas.

9.       MEMBERSHIP INTERESTS

The following table presents the changes in membership interests for the six months ended June 30, 2007:

	Capital Accounts	Accumulated Other Comprehensive Income (Loss)	Total Membership Interests

Balance at December 31, 2006	$6,314	$339	$6,653
Net income	480	─	480
Effect of adoption of FIN 48	(36)	─	(36)
Distributions paid to parent	(567)	─	(567)
Net effects of cash flow hedges (net of tax)	─	(269)	(269)
Balance at June 30, 2007	$6,191	$70	$6,261

10.       COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table breaks down commodity and other derivative contractual assets and liabilities as presented in the balance sheet into the two major components:

	June 30, 2007
	Commodity contracts	Cash flow hedges and other derivatives	Netting adjustments (a)	Total

Assets:
Current assets	$243	$347	$(303)	$287
Noncurrent assets	121	58	(28)	151
Total	$364	$405	$(331)	$438

Liabilities:
Current liabilities	$694	$14	$(303)	$405
Noncurrent liabilities	277	9	(28)	258
Total	$971	$23	$(331)	$663

Net assets (liabilities)	$(607)	$382	$ ─	$(225)

	December 31, 2006
	Commodity contracts	Cash flow hedges and other derivatives	Netting adjustments (a)	Total

Assets:
Current assets	$276	$696	$(24)	$948
Noncurrent assets	163	94	(6)	251
Total	$439	$790	$(30)	$1,199

Liabilities:
Current liabilities	$278	$18	$(24)	$272
Noncurrent liabilities	124	9	(6)	127
Total	$402	$27	$(30)	$399

Net assets (liabilities)	$37	$763	$ ─	$800
__________________

(a)	Represents the effects of netting assets and liabilities at the counterparty agreement level.

Commodity Contract Assets and Liabilities — Commodity contract assets and liabilities primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133.

Current and noncurrent commodity contract assets are stated net of applicable credit (collection) and performance reserves totaling $10 million and $9 million at June 30, 2007 and December 31, 2006, respectively.  Performance reserves are provided for direct, incremental costs to settle the contracts.

Commodity contract assets/liabilities at June 30, 2007 include "day one" losses of $30 million associated with contracts entered into in the first six months of 2007 at below market prices.  Of this amount, $26 million is related to a natural gas-related option agreement entered into in the first quarter of 2007 and intended to economically hedge exposure to future changes in electricity prices.  The losses were recorded as a reduction of revenues, consistent with other mark-to-market gains and losses.

Commodity contract assets/liabilities at June 30, 2007 include a "day one" gain of $30 million associated with a long-term power purchase agreement entered into in the second quarter of 2007.  The gain was recorded as an increase to revenues, consistent with other mark-to-market gains and losses.

Cash Flow Hedge and Other Derivative Assets and Liabilities — Cash flow hedge and other derivative assets and liabilities primarily represent mark-to-market values of commodity contracts that have been designated as cash flow hedges as well as interest rate swap agreements. The change in fair value of derivative assets and liabilities related to cash flow hedges are recorded as other comprehensive income or loss to the extent the hedges are effective; the ineffective portion of the change in fair value is included in net income.  A portion of the interest rate swaps have been designated as fair value hedges and the change in fair value of such hedges are recorded as an increase or decrease in the carrying value of the debt (see Note 7); changes in fair value of other interest rate swaps are included in net income.

As previously disclosed, a significant portion of natural gas financial instruments entered into to hedge future changes in electricity prices had been designated and accounted for as cash flow hedges.  In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133.  Subsequent changes in the fair value of these instruments are being marked-to-market in net income.

A summary of cash flow hedge and other derivative assets and liabilities follows:

	June 30,	December 31,
	2007	2006

Current and noncurrent assets:
Commodity-related cash flow hedges	$405	$790

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$20	$22
Debt-related interest rate swap	3	5
Total	$23	$27

Other Cash Flow Hedge Information — Texas Competitive Holdings experienced cash flow hedge ineffectiveness of $1 million in net losses and $57 million in net gains for the three and six month periods ended June 30, 2007, respectively.  For the corresponding periods of 2006, the amounts were $147 million and $134 million in net gains, respectively.  These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period.  Such net unrealized effect totaled $5 million in net losses and $37 million in net gains for the three and six month periods ended June 30, 2007, respectively, and $151 million and $150 million in net gains for the three and six month periods ended June 30, 2006, respectively.

As of June 30, 2007, commodity positions accounted for as cash flow hedges, which represent a small portion of economic hedge positions, reduce exposure to variability of future cash flows from future revenues or purchases through 2010.

Cash flow hedge amounts reported in the Condensed Statements of Consolidated Comprehensive Income exclude period net gains and losses associated with cash flow hedges settled within the periods presented.  These amounts totaled $5 million and $16 million in after-tax net losses for the three and six month periods ended June 30, 2007, respectively, and $14 million and $18 million in after-tax net gains for the three and six month periods ended June 30, 2006, respectively.

Texas Competitive Holdings expects that $46 million of after-tax net gains related to cash flow hedges included in accumulated other comprehensive income will be reclassified into net income during the next twelve months as the related hedged transactions are settled and affect net income.  Of this amount, $50 million in gains relate to commodity hedges and $4 million in losses relate to debt-related hedges.

11.           RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of Texas Competitive Holdings:

•
In December 2006, Texas Competitive Holdings transferred all of its employees and its employee-related assets and liabilities, including pension and other postretirement employee benefit obligations, to new employee services subsidiaries of TXU Corp.  Employees of these services subsidiaries are engaged in the business activities of Texas Competitive Holdings, and their services are billed to Texas Competitive Holdings at cost.  The costs totaled $117 million and $262 million for the three and six month periods ended June 30, 2007, respectively.  Classifications of the billed costs in Texas Competitive Holdings’ income statement are consistent with prior reporting.

•
Texas Competitive Holdings incurs electricity delivery fees charged by Oncor Electric Delivery.  These fees totaled $232 million and $285 million for the three months ended June 30, 2007 and 2006, respectively, and $498 million and $554 million for the six months ended June 30, 2007 and 2006, respectively.

•
Oncor Electric Delivery’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers.  Oncor Electric Delivery’s incremental income taxes related to the transition surcharges it collects are being reimbursed by Texas Competitive Holdings.  Therefore, Texas Competitive Holdings’ financial statements reflect a noninterest bearing note payable to Oncor Electric Delivery of $340 million ($33 million reported as current liabilities) at June 30, 2007 and $356 million ($33 million reported as current liabilities) at December 31, 2006.

•
Texas Competitive Holdings reimburses Oncor Electric Delivery for interest expense on Oncor Electric Delivery’s bankruptcy-remote financing subsidiary’s securitization bonds.  This interest expense totaled $12 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and $25 million and $27 million for the six months ended June 30, 2007 and 2006, respectively.

•
Current and noncurrent advances to parent totaled $3.4 billion at June 30, 2007 (all reported as current) and $3.1 billion at December 31, 2006 ($700 million reported as noncurrent).  The average daily balances of the advances to parent totaled $3.2 billion and $1.6 billion during the three months ended June 30, 2007 and 2006, respectively.  Interest income earned on the advances totaled $51 million and $22 million for the three months ended June 30, 2007 and 2006, respectively.  The weighted average annual interest rates were 6.4% and 5.3% for the three months ended June 30, 2007 and 2006, respectively.  The average daily balances of the advances to parent totaled $3.1 billion and $1.2 billion during the six months ended June 30, 2007 and 2006, respectively.  Interest income earned on the advances totaled $95 million and $32 million for the six months ended June 30, 2007 and 2006, respectively.  The weighted average annual interest rates were 6.1% and 5.2% for the six months ended June 30, 2007 and 2006, respectively.

•
In December 2005, Texas Competitive Holdings received a $1.5 billion note receivable from TXU Corp. in partial settlement of outstanding advances to parent.  The note carries interest at a rate based on the weighted average cost of Texas Competitive Holdings' short-term borrowings.  Interest income related to this note totaled $24 million and $19 million for the three months ended June 30, 2007 and 2006, respectively, and $46 million and $39 million for the six months ended June 30, 2007 and 2006, respectively.

•
A TXU Corp. subsidiary charges Texas Competitive Holdings for financial, accounting, environmental and other administrative services at cost.  These costs, which are primarily reported in SG&A expenses, totaled $16 million and $15 million for the three months ended June 30, 2007 and 2006, respectively, and $29 million and $35 million for the six months ended June 30, 2007 and 2006, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on Texas Competitive Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor Electric Delivery and remitted to Texas Competitive Holdings, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on Texas Competitive Holdings’ balance sheet.  Income and expenses associated with the trust fund and the decommissioning liability incurred by Texas Competitive Holdings are offset by a net change in the intercompany receivable/payable with Oncor Electric Delivery, which in turn results in a change in the net regulatory asset/liability.  The regulatory liability, which totaled $26 million and $17 million at June 30, 2007 and December 31, 2006, respectively, is reported on Oncor Electric Delivery’s balance sheet, represents the excess of the trust fund balance over the decommissioning liability.

•
Distributions and discount amortization (both reported as interest expense) related to Texas Competitive Holdings’ exchangeable preferred membership interests held entirely by subsidiaries of TXU Corp. totaled $22 million for the three months ended June 30, 2006 and $45 million for the six months ended June 30, 2006.  Effective September 30, 2006, these securities were recapitalized into common equity membership interests.

•
In March 2006, US Holdings completed the purchase of the owner participant interest in a trust that leases combustion turbines to Texas Competitive Holdings.  The trust was consolidated by US Holdings at December 31, 2005.  In 2004, Texas Competitive Holdings impaired the lease because Texas Competitive Holdings had ceased using certain of the combustion turbines for its own benefit and recorded the related liability representing the discounted amount of future lease payments less estimated sublease proceeds.  The liability totaled $44 million ($6 million reported as due currently) at June 30, 2007 and $50 million ($14 million reported as due currently) at December 31, 2006.  Texas Competitive Holdings’ lease expense for the trust’s other combustion turbines that it continues to operate for its own benefit totaled $3 million for both the three months ended June 30, 2007 and 2006 and $5 million for both the six months ended June 30, 2007 and 2006.  These expenses are reported as operating costs.

•
Texas Competitive Holdings has a 53.1% limited partnership interest, with a carrying value of $11 million and $14 million at June 30, 2007 and December 31, 2006, respectively, in a TXU Corp. subsidiary holding Capgemini-related assets.  Equity losses related to this interest totaled $2 million for both the three months ended June 30, 2007 and 2006 and $3 million and $5 million for the six months ended June 30, 2007 and 2006, respectively.  These losses primarily represent amortization of software assets held by the subsidiary.  The equity losses are reported as other deductions.

•
TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss.  As a result, Texas Competitive Holdings had an income tax payable to TXU Corp. of $48 million and $533 million as of June 30, 2007 and December 31, 2006, respectively.

•
In the second quarter of 2006, Texas Competitive Holdings began charging TXU DevCo for employee services related to the development of generation facilities in Texas.  These charges totaled $0.6 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.  These charges are largely reflected as a reduction in Texas Competitive Holdings’ SG&A expenses.

See Note 5 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company and Note 9 for cash distributions to US Holdings.

12.           SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges —
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest	$111	$86	$200	$166
Distributions on exchangeable preferred membership interests (a)	―	17	―	34
Amortization of discount and debt issuance costs	4	7	6	14
Interest capitalized in accordance with SFAS 34	(7)	(8)	(16)	(12)
Total interest expense and related charges	$108	$102	$190	$202
________________

(a)
Effective September 30, 2006, Texas Competitive Holdings’ exchangeable preferred membership interests, which were held entirely by subsidiaries of TXU Corp., were recapitalized into common equity membership interest of Texas Competitive Holdings.

Restricted Cash —
	Balance Sheet Classification
	At June 30, 2007		At December 31, 2006
	Current Assets	Noncurrent Assets	Current Assets		Noncurrent Assets

Pollution control revenue bond funds held by trustee	$1	$102	$	―	$241
All other	―	―		3	―
Total restricted cash	$1	$102		$3	$241

Inventories by Major Category —
	June 30,	December 31,
	2007	2006

Materials and supplies	$115	$112
Fuel stock	97	94
Natural gas in storage	110	75
Environmental energy credits and emission allowances	35	25
Total inventories	$357	$306

Investments —
	June 30,	December 31,
	2007	2006

Nuclear decommissioning trust	$474	$447
Land	33	33
Investment in affiliate holding Capgemini-related assets	11	14
Miscellaneous other	1	2
Total investments	$519	$496

Property, Plant and Equipment — As of June 30, 2007 and December 31, 2006, property, plant and equipment of $10.1 billion and $9.9 billion, respectively, is stated net of accumulated depreciation and amortization of $8.4 billion and $8.2 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the consolidated balance sheet, during the six months ended June 30, 2007:

Asset retirement liability at December 31, 2006	$585
Additions:
Accretion	19
Reductions:
Mining reclamation cost adjustments	(2)
Mining reclamation payments	(13)
Asset retirement liability at June 30, 2007	$589

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of June 30, 2007			As of December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$25	$7	$18	$14	$5	$9
Land easements	2	1	1	2	1	1
Total	$27	$8	$19	$16	$6	$10

Aggregate amortization expense for intangible assets totaled $1 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively.  Aggregate amortization expense for intangible assets totaled $2 million and $1 million for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, the weighted average remaining useful lives of capitalized software and land easements were 6 years and 54 years, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year	Amortization Expense

2007	$6
2008	4
2009	2
2010	1
2011	1

Goodwill (net of accumulated amortization) as of June 30, 2007 and December 31, 2006 totaled $517 million.

Pension and OPEBs — Texas Competitive Holdings bears a portion of the costs of the pension and OPEB plans sponsored by TXU Corp., which provide pension and benefits through either a defined benefit or cash balance plan, and certain health care and life insurance benefits to eligible personnel engaged in Texas Competitive Holdings’ business activities and their eligible dependents upon the retirement of such personnel from TXU Corp.  The allocated pension and OPEB costs applicable to Texas Competitive Holdings totaled $3 million and $4 million for the three month periods ended June 30, 2007 and 2006, respectively, and $10 million and $9 million for the six month periods ended June 30, 2007 and 2006, respectively.

The discount rate reflected in net pension and OPEB costs is 5.90% in 2007.  The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for OPEBs.

Supplemental Cash Flow Information —
	Six Months Ended June 30,
	2007		2006
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)		$174		$195
Income taxes		$880		$(246)
Noncash investing and financing activities:
Noncash construction expenditures (a)		$28		$26
Net transfer of property from TXU DevCo		$7	$	―
Noncash contribution of pension-related assets	$	―		$(8)

(a)  Represents end of period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Texas Competitive Electric Holdings Company LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Texas Competitive Electric Holdings Company LLC and subsidiaries (formerly TXU Energy Company LLC) (the “Company”) as of June 30, 2007, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related statements of consolidated income, comprehensive income, membership interests, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 9, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Texas Competitive Holdings (formerly TXU Energy Company LLC) is a wholly-owned subsidiary of TXU US Holdings Company (US Holdings), which is a wholly-owned subsidiary of TXU Corp.  While Texas Competitive Holdings is a wholly-owned subsidiary of TXU Corp. and US Holdings, Texas Competitive Holdings is a separate legal entity from TXU Corp. and US Holdings and all of their other affiliates with its own assets and liabilities.  Texas Competitive Holdings is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.  In addition, subsidiaries of Texas Competitive Holdings are now developing certain new generation units (see discussion below under “Texas Generation Facilities Development Program”).  Texas Competitive Holdings is managed as an integrated business, therefore, there are no reportable operating segments.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Recent Developments

Proposed Merger ─ The following is as disclosed in the TXU Corp. quarterly report on Form 10-Q for the quarterly period ended June 30, 2007:

In connection with the Proposed Merger, Mr. Wilder, TXU Corp.'s Chairman and Chief Executive Officer, has advised the Board of Directors that he will not be remaining with TXU Corp. following the Proposed Merger.  However, in the event the Proposed Merger does not close, he will remain as Chairman and Chief Executive Officer of TXU Corp. to ensure the continuity of the corporate management team and to oversee TXU Corp.'s business and the implementation of an alternative strategy to the Proposed Merger.

The Merger Agreement contains a "go-shop" provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007.  The "go-shop" process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.'s Board of Directors determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger.  In April 2007, TXU Generation Company LP filed an application with the NRC for the indirect transfer of control of the operating licenses relating to its Comanche Peak nuclear generation units.  The receipt of the required NRC approval is a condition to the parties’ respective obligations to complete the Proposed Merger.  The time period for third party intervention in respect of the NRC application expired in July 2007 without notice of any intervention in opposition to the transaction.

In May 2007, Oncor Electric Delivery, TXU Portfolio Management and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the Sponsors to acquire TXU Corp., filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets (principally the direct current interconnection between ERCOT and the Southwest Power Pool and TXU Portfolio Management's power marketer license).  The receipt of FERC approval under Section 203 of the Federal Power Act is a condition to the parties’ respective obligations to complete the Proposed Merger.  The time period for third party intervention in respect of the FERC application expired in June 2007 without notice of any intervention in opposition to the transaction.

In June 2007, TXU Corp. and the Sponsors filed required documents pursuant to the Hart-Scott-Rodino Act with the U.S. Department of Justice and the Federal Trade Commission.  TXU Corp. received notification on July 16, 2007 that the required waiting period under the Hart-Scott-Rodino Act had ended.  No further action is required by TXU Corp. and the Sponsors.  The requirements of the Hart-Scott-Rodino Act will be satisfied if the Proposed Merger is completed within one year from the end of the waiting period.  Although the waiting period has ended, the US Department of Justice, the Federal Trade Commission or others could take action under the antitrust laws with respect to the Proposed Merger, including seeking to enjoin the completion of, rescind or conditionally approve the Proposed Merger.

TXU Corp. has received approvals from the Federal Communication Commission for the transfer of radio and point-to-point private microwave licenses.

TXU Corp. has scheduled its annual shareholders' meeting and shareholder vote on the Proposed Merger for September 7, 2007.  Assuming shareholder approval and required regulatory approvals are obtained, the Proposed Merger is expected to close in the fourth quarter of 2007.

In April 2007, Oncor Electric Delivery and TEF filed an application with the Commission under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest.  While the filing of this application is not a condition to closing of the Proposed Merger, Oncor Electric Delivery and TEF are cooperating with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery.

As part of TXU Corp.'s plan to further differentiate its businesses (which is expected even if the Proposed Merger does not close), in July 2007 TXU Corp.’s generation, wholesale and generation facility development operations began doing business under the "Luminant" brand name.  No organizational or other operational changes were announced or implemented as part of the brand name change.  The retail electricity operations retain the "TXU Energy" brand name.

Texas Generation Facilities Development Program ─ On June 13, 2007, TCEQ voted to approve the air permit for the two lignite/coal-fueled generation facilities at Oak Grove and construction of these two units has commenced.  The development of a third lignite/coal-fueled generation unit (Sandow) is currently being executed by a subsidiary of TXU Corp. and not Texas Competitive Holdings.  Also see Note 8 to Financial Statements.

Nuclear Generation Development ─ As previously disclosed, TXU Corp. planned to file applications for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas.  In order to focus effort and investment on the site that TXU Corp. believes has the highest potential, TXU Corp. is proceeding with the preparation of a combined license application for two new nuclear generation facilities, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site and is not actively pursuing development of additional sites.  Although TXU Corp. may select to develop additional sites at a later date subsequent to closing of the Proposed Merger, no work is being done on the development of nuclear generation facilities at additional sites at this time and there is no schedule for the submittal of additional combined license applications.  It is currently anticipated that these new units would be developed by Texas Competitive Holdings or its subsidiaries.

Integrated Gasification Combined Cycle (IGCC) Demonstration Plants ─ In March 2007, TXU Corp. and the Sponsors announced their intention to explore the development of two IGCC commercial demonstration plants to be located in Texas and expects to issue a request for proposal from companies offering coal gasification technologies with carbon dioxide capture.  It is currently anticipated that these new units would be developed by Texas Competitive Holdings or its subsidiaries.

Long-term Hedging Program ─ In October 2005, TXU Corp. initiated a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas.  Under the program, subsidiaries of Texas Competitive Holdings and TXU DevCo have entered into market transactions involving natural gas-related financial instruments.  As of July 31, 2007, these subsidiaries have effectively sold forward 2.2 billion MMBtu of natural gas (an equivalent of approximately 260,000 GWh at an assumed 8.5 market heat rate) over the period 2007 to 2013 at average annual prices ranging from $7 per MMBtu to $9 per MMBtu.  Of this total hedge position, subsidiaries of Texas Competitive Holdings have entered into transactions representing 1.2 billion MMBtu of natural gas.

As previously disclosed, a significant portion of the instruments under the long-term hedging program had been designated as cash flow hedges.  In March 2007, these instruments were dedesignated as allowed under SFAS 133.  Changes in fair value of these hedges that were deferred in Texas Competitive Holdings' accumulated other comprehensive income totaled $136 million in pretax gains at the time of the dedesignation, and this amount is expected to be reclassified to net income as the related forecasted transactions settle.  Subsequent changes in the fair value of these instruments are being marked-to-market in net income, which has and could continue to result in significantly increased volatility in reported earnings.  Based on the size of the long-term hedging program as of July 31, 2007, a $1.00/MMBtu change in natural gas prices would result in the recognition by Texas Competitive Holdings of approximately $1.2 billion in pretax unrealized mark-to-market gains or losses.

In the first quarter of 2007, Texas Competitive Holdings entered into a natural gas-related option agreement that resulted in a “day one” loss of $26 million.  The "day one" loss essentially represents the discount to transact this position given its size and long dating.

The hedging transactions executed by TXU DevCo are secured by a first-lien security interest in the two lignite/coal-fueled generation units at Texas Competitive Holdings' Big Brown plant and are also guaranteed by Texas Competitive Holdings.  Upon certain events, including the closing of the Proposed Merger, these hedging transactions will be transferred to Texas Competitive Holdings (or one of its subsidiaries) and will be supported by a first-lien security interest in Texas Competitive Holdings' assets.

Retail Pricing─ In May 2007, TXU Corp. and the Sponsors announced that residential price cuts provided by TXU Energy Retail subsequent to the announcement of the Proposed Merger would total 15% (5% of which would only be implemented upon consummation of the Proposed Merger), which represents a five percentage point increase over the previously announced price discount program.  The specifics of this price discount program and other pricing activities are as follows:

•
a six percent price discount effective with March 27, 2007 meter reads to those existing residential customers in the historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat rate;

•	an additional four percent price discount to the same class of customers as above effective with June 8, 2007 meter reads;
•	an additional five percent price discount to such customers upon closing of the Proposed Merger;
•
protection against price increases above the rates in effect prior to the four percent discount described above for bills based on meter readings through September 30, 2008 (excluding increases in response to a change in law or regulatory charges);

•
protection against price increases above the rates prior to the six percent discount described above for bills based on meter readings ending between October 1, 2008 and December 31, 2009 (excluding increases in response to a change in law or regulatory charges);

•
upon closing of the Proposed Merger, protection against price increases at the full fifteen percent discounted level through December 2008 (excluding increases in response to a change in law or regulatory charges); and

•
the remaining customer appreciation bonus of $25 to be applied to residential customers' bills in August 2007 under the previously announced customer appreciation bonus program, in addition to the $25 bonuses provided in each of the November 2006, February 2007 and May 2007 bill cycles (for residential customers who were receiving service as of October 29, 2006 and living in areas where TXU Energy Retail offered its price-to-beat rate).

RESULTS OF OPERATIONS

Sales Volume Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change %	2007	2006	Change %

Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	5,072	6,825	(25.7)	10,719	12,057	(11.1)
Small business (a)	1,537	2,068	(25.7)	3,180	3,795	(16.2)
Total historical service territory	6,609	8,893	(25.7)	13,899	15,852	(12.3)
Other territories:
Residential	1,010	1,018	(0.8)	1,748	1,629	7.3
Small business (a)	204	169	20.7	368	301	22.3
Total other territories	1,214	1,187	2.3	2,116	1,930	9.6
Large business and other customers	3,653	3,552	2.8	7,043	6,785	3.8
Total retail electricity	11,476	13,632	(15.8)	23,058	24,567	(6.1)
Wholesale electricity sales volumes	9,290	7,852	18.3	17,977	15,705	14.5
Net sales (purchases) of balancing electricity
to/from ERCOT	302	(267)	─	626	1,165	(46.3)
Total sales volumes	21,068	21,217	(0.7)	41,661	41,437	0.5

Average volume (kWh) per retail customer (b):

Residential	3,299	4,012	(17.8)	6,731	6,975	(3.5)
Small business	6,676	7,990	(16.4)	13,476	14,460	(6.8)
Large business and other customers	100,336	70,256	42.8	175,727	130,966	34.2

Weather (service territory average) – percent of normal (c):

Percent of normal:
Cooling degree days	85.3%	131.0%		88.8%	135.9%
________________

(a)	Customers with demand of less than 1 MW.
(b)	Calculated using average number of customers for period.
(c)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Customer Count Data

	June 30,
	2007	2006	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,560	1,716	(9.1)
Small business (b)	248	271	(8.5)
Total historical service territory	1,808	1,987	(9.0)

Other territories:
Residential	273	227	20.3
Small business (b)	11	7	57.1
Total other territories	284	234	21.4

All territories:
Residential	1,833	1,943	(5.7)
Small business (b)	259	278	(6.8)
Total all territories	2,092	2,221	(5.8)

Large business and other customers	36	49	(26.5)
Total retail electricity customers	2,128	2,270	(6.3)
________________

(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW.

Revenue and Market Share Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change %	2007	2006	Change %
Operating revenues:
Retail electricity revenues:
Historical service territory:
Residential	$700	$1,008	(30.6)	$1,484	$1,753	(15.3)
Small business (a)	230	309	(25.6)	468	566	(17.3)
Total historical service territory	930	1,317	(29.4)	1,952	2,319	(15.8)

Other territories:
Residential	141	160	(11.9)	249	248	0.4
Small business (a)	26	20	30.0	46	36	27.8
Total other territories	167	180	(7.2)	295	284	3.9

Large business and other customers	343	339	1.2	657	655	0.3
Total retail electricity revenues	1,440	1,836	(21.6)	2,904	3,258	(10.9)
Wholesale electricity revenues	535	479	11.7	982	956	2.7
Net sales (purchaes) of balancing electricity to/from ERCOT	─	(32)	─	9	26	(65.4)
Net gains (losses) from risk management and trading activities	(159)	106	─	(638)	62	─
Other operating revenues	73	79	(7.6)	154	176	(12.5)
Total operating revenues	$1,889	$2,468	(23.5)	$3,411	$4,478	(23.8)

Risk management and trading activities:
Realized net gains (losses) on settled positions (b)	$35	$(38)		$112	$(86)
Reversal of prior periods' unrealiazed net (gains) losses on positions settled in current period	(21)	2		(13)	38
Other unrealized net gains (losses), including cash flow hedge ineffectiveness	(173)	142		(737)	110
Total net gains (losses)	$(159)	$106		$(638)	$62

Average revenues per MWh:
Residential	$138.36	$148.85	(7.0)	$139.01	$146.23	(4.9)

Estimated share of ERCOT retail markets (c):
Historical service territory:
Residential				62%	69%
Small business				61%	68%
Total ERCOT:
Residential				35%	38%
Small business				25%	28%
Large business and other customers				11%	17%
__________________________

(a)	Customers with demand of less than 1 MW.
(b)
Includes physical commodity trading activity not subject to mark-to-market accounting of $5 million in net losses in the second quarter of both 2007 and 2006, and $6 million and $15 million in net losses in the six months ended June 30, 2007 and 2006, respectively.

(c)	Based on number of meters. Estimated market share is based on the number of customers that have choice.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change %	2007	2006	Change %

Fuel, purchased power costs and delivery fees ($ millions):

Nuclear fuel	$21	$22	(4.5)	$39	$43	(9.3)
Lignite/coal	152	113	34.5	290	229	26.6
Total baseload fuel	173	135	28.1	329	272	21.0
Natural gas fuel and purchased power	435	421	3.3	818	689	18.7
Other costs	71	50	42.0	144	122	18.0
Fuel and purchased power costs	679	606	12.0	1,291	1,083	19.2
Delivery fees	291	337	(13.6)	609	650	(6.3)
Total	$970	$943	2.9	$1,900	$1,733	9.6

Fuel and purchased power costs (which excludes
generation plant operating costs) per MWh:
Nuclear fuel	$4.64	$4.25	9.2	$4.55	$4.24	7.3
Lignite/coal (a)	$16.14	$12.67	27.4	$15.62	$12.33	26.7
Natural gas fuel and purchased power	$62.86	$63.40	(0.9)	$61.37	$61.76	(0.6)

Delivery fees per MWh	$24.90	$24.51	1.6	$25.94	$26.18	(0.9)

Production and purchased power volumes (GWh):

Nuclear	4,492	5,098	(11.9)	8,555	10,178	(15.9)
Lignite/coal	10,211	10,044	1.7	20,197	20,918	(3.4)
Total baseload generation	14,703	15,142	(2.9)	28,752	31,096	(7.5)
Natural gas-fueled generation	633	1,350	(53.1)	1,382	1,539	(10.2)
Purchased power	6,287	5,291	18.8	11,957	9,616	24.3
Total energy supply	21,623	21,783	(0.7)	42,091	42,251	(0.4)
Less line loss and power imbalances	555	566	(1.9)	430	814	(47.2)
Net energy supply volumes	21,068	21,217	(0.7)	41,661	41,437	0.5

Baseload capacity factors (%):

Nuclear	89.6%	102.0%	(12.2)	85.8%	102.3%	(16.1)
Lignite/coal	85.9%	82.4%	4.2	86.6%	86.4%	0.2
Total baseload	87.0%	88.0%	(1.1)	86.3%	90.9%	(5.1)
________________

(a)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating revenues decreased $579 million, or 23%, as follows:

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)
Retail electricity revenues	$1,440	$1,836	$(396)
Wholesale electricity revenues	535	479	56
Wholesale balancing activities	─	(32)	32
Net gains (losses) from risk management and trading activities	(159)	106	(265)
Other operating revenues	73	79	(6)
Total operating revenues	$1,889	$2,468	$(579)

The $396 million, or 22%, decrease in retail electricity revenues reflected the following:

•
Lower retail volumes contributed $290 million to the revenue decrease.  Residential and small business volumes in the historical service territory decreased 26% reflecting cooler, below normal weather that drove an 18% decrease in average consumption per customer and the effects of a net loss of customers due to competitive activity.

•
Lower average pricing (including customer mix effects) contributed $106 million to the revenue decrease.  Lower average retail pricing reflected new competitive product offerings, the effect of a six percent price discount, effective with meter reads on March 27, 2007, and an additional four percent price discount, effective with meter reads on June 8, 2007, to those residential customers in the historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat rate.  Average prices in the large business market decreased 2% primarily reflecting a change in customer mix.

•
Total retail electricity customer counts at June 30, 2007 declined 6% from June 30, 2006.  Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 6%.

Wholesale electricity revenues increased $56 million, or 12%. Volume growth of 18% contributed $88 million to the increase, which was partially offset by a $32 million pricing impact as average wholesale prices declined 6% reflecting lower natural gas prices.  The volume growth was due in part to the decline in retail volumes associated with competitive activity.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, that are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes.  Because most of the hedging and risk management activities are intended to mitigate the risk of future commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin.  Following is an analysis of activities in the second quarter of 2007:

Results associated with the long-term hedging program

•
$239 million in unrealized mark-to-market net losses, which includes $225 million in net losses on unsettled positions and $14 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$3 million in unrealized cash flow hedge ineffectiveness net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period; and
•	$34 million in realized net gains, which offset hedged electricity revenues recognized in the current period.

Results associated with other risk management and trading activities

•
$33 million in unrealized net gains on economic hedge positions, which includes $40 million in net gains on unsettled positions and $7 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$30 million "day one" gain on a long-term power purchase agreement; and
•	$14 million in other net losses, including unrealized losses on commodity trading positions.

Gross Margin

	Three Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$1,889	100%	$2,468	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	970	51	943	38
Generation plant operating costs	168	9	152	6
Depreciation and amortization	79	4	83	4
Gross margin	$672	36%	$1,290	52%

Gross margin is considered a key operating metric as its changes measure the effect of movements in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver electricity.

Gross margin decreased $618 million, or 48%, to $672 million in 2007.  The decrease reflected a 26% decrease in residential and small business volumes in the historical service territory and lower retail electricity average pricing driven by residential price discounts and $265 million in an unfavorable change in results from risk management and trading activities.  Lower gross margin also reflected higher average cost of electricity sold due to a 12% decrease in nuclear generation volumes and increased purchased power volumes.  In addition, average fuel cost per MWh generated increased 5% as the impact of inefficiencies in lignite mining operations due to significantly above normal rainfall was partially offset by the favorable effect of lower utilization of natural gas-fueled plants.

The decline in nuclear generation volumes was due to a planned refueling and major maintenance outage for one of the two Comanche Peak units.  Maintenance work during the 55-day outage, which ended in late April 2007, included the replacement of the unit's steam generators and reactor vessel head.

Gross margin as a percent of revenues decreased 16 percentage points to 36%.  The decline reflected:

•	the effect of results from risk management and trading activities, including unrealized mark-to-market losses on positions in the long-term hedging program (seven percentage point margin decrease);
•	the effect of a decrease in residential and small business sales volumes and an increase in wholesale sales volumes (four percentage point margin decrease);
•	the effect of lower average retail electricity pricing (two percentage point margin decrease); and
•	the effect of lower generation volumes and higher purchased power volumes (one percentage point margin decrease).

Operating costs increased $16 million, or 11%, to $168 million in 2007.  The increase reflected:

•	$6 million in higher generation maintenance costs largely due to the scheduled outage of one of the nuclear generation units;
•	$6 million in higher insurance costs, principally property-related; and
•	$5 million in higher property taxes reflecting higher valuations for 2007,

partially offset by $7 million in lower costs associated with the outsourcing of certain generation technical support services.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $3 million, or 4%, to $81 million primarily reflecting lower depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006.

SG&A expenses increased $26 million, or 21%, to $147 million in 2007.  The increase reflected:

•	$12 million in increased retail marketing expenses;
•	$8 million in higher salary and benefit costs primarily driven by an increase in staffing in retail operations;
•	$6 million in higher professional fees primarily for marketing/strategic projects and retail billing and customer care systems enhancements;
•	$2 million in higher incentive compensation expense; and
•	$2 million in increased contributions primarily for the Energy Aid (low-income customer assistance) program,

partially offset by $3 million in lower bad debt expense driven by a decrease in delinquencies and lower accounts receivable balances due to the milder winter weather.

Other deductions totaled $10 million in 2007 and $205 million in 2006.  The 2006 amount included a $198 million impairment charge related to natural gas-fueled generation plants.  See Note 4 to Financial Statements for additional detail.

Interest income increased $40 million to $85 million in 2007 reflecting $21 million due to higher average advances to affiliates and $19 million due to higher average rates.

Interest expense and related charges increased $6 million, or 6%, to $108 million in 2007.  The increase reflected $16 million in higher average borrowings and $1 million in decreased capitalized interest, partially offset by $11 million due to lower average rates.

Income tax expense totaled $124 million in 2007 compared to $337 million in 2006.  Excluding the $30 million deferred tax benefit in 2007 and the $42 million deferred tax charge in 2006 related to the Texas margin tax as described in Note 3 to the Financial Statements, the effective income tax rate was 33.3% in 2007 compared to 33.5% in 2006.  (These unusual deferred tax adjustments distort the comparison; they have therefore been excluded for purposes of a more meaningful discussion.)  The lower effective rate reflected the impact of the significant unrealized mark-to-market losses partially offset by higher interest accrued related to uncertain tax positions.

Net income decreased $204 million to $339 million in 2007 driven by the decline in gross margin and higher SG&A expenses, partially offset by lower other deductions and the Texas margin tax benefit.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating revenues decreased $1.1 billion, or 24%, as follows:

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)
Retail electricity revenues	$2,904	$3,258	$(354)
Wholesale electricity revenues	982	956	26
Wholesale balancing activities	9	26	(17)
Net gains (losses) from risk management and trading activities	(638)	62	(700)
Other operating revenues	154	176	(22)
Total operating revenues	$3,411	$4,478	$(1,067)

The $354 million, or 11%, decrease in retail electricity revenues reflected the following:

•
Lower retail volumes contributed $200 million to the revenue decrease.  Residential and small business volumes in the historical service territory decreased 12% reflecting the effects of a net loss of customers due to competitive activity and lower average consumption per customer of 4% reflecting the cooler, below normal weather in the second quarter of 2007.  Large business market volumes increased 4% reflecting a change in customer mix.

•
Lower average pricing (including customer mix effects) contributed $154 million to the revenue decrease.  Lower average retail pricing reflected new competitive product offerings, the effect of a six percent price discount, effective with meter reads on March 27, 2007, and an additional four percent price discount, effective with meter reads on June 8, 2007, to those residential customers in the historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat rate.  Average prices in the large business market decreased 3% primarily reflecting a change in customer mix.

•
Total retail electricity customer counts at June 30, 2007 declined 6% from June 30, 2006.  Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 6%.

Wholesale electricity revenues increased $26 million, or 3%.  Volume growth of 14% contributed $138 million to the increase, which was partially offset by a $112 million pricing impact as average wholesale prices declined 10% reflecting lower natural gas prices.  The volume growth was due in part to the decline in retail volumes associated with competitive activity.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, that are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes.  Because most of the hedging and risk management activities are intended to mitigate the risk of future commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin.  Following is an analysis of activities for the six months ended June 30, 2007:

Results associated with the long-term hedging program

•
$744 million in unrealized mark-to-market net losses, which includes $775 million in net losses on unsettled positions and $31 million in net gains that represent reversals of previously recorded unrealized net losses on positions settled in the current period;

•
$38 million in unrealized cash flow hedge ineffectiveness net gains, which includes $56 million in net gains on unsettled positions and $18 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$26 million in an unrealized "day one" loss on a large position entered into at below-market prices; and
•	$93 million in realized net gains, which offset hedged electricity revenues recognized in the current period.

Results associated with other risk management and trading activities

•
$50 million in unrealized net losses on commodity trading positions, which includes $22 million in net losses on unsettled positions and $28 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$30 million "day one" gain on a long-term power purchase agreement; and
•	$18 million in other gains, driven by realized net gains on settlement of trading positions.

Gross Margin

	Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$3,411	100%	$4,478	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,900	56	1,733	38
Generation plant operating costs	319	9	307	7
Depreciation and amortization	157	5	166	4
Gross margin	$1,035	30%	$2,272	51%

Gross margin decreased $1.2 billion, or 54%, to $1.0 billion in 2007.  The decrease reflected a $700 million unfavorable change in results from risk management and trading activities, a 12% decrease in residential and small business volumes in the historical service territory and lower average retail electricity pricing driven by residential price discounts.  Lower gross margin also reflected higher average cost of electricity sold due to an 8% decrease in baseload generation volumes and increased purchased power volumes.  In addition, average fuel cost per MWh generated increased 23% due primarily to inefficiencies in lignite mining operations caused by significantly above normal rainfall.

The decline in baseload generation volumes was primarily due to a planned refueling and major maintenance outage for one of the two Comanche Peak nuclear units, which resulted in a 16% decline in nuclear generation volumes.  Maintenance work during the 55-day outage, which ended in late April 2007, included the replacement of the unit's steam generators and reactor vessel head.

Gross margin as a percent of revenues decreased 21 percentage points to 30%.  The decline reflected:

•	the effect of results from risk management and trading activities, including net unrealized mark-to-market losses on positions in the long-term hedging program (12 percentage point margin decrease);
•	the effect of a decrease in residential and small business sales volumes and an increase in wholesale sales volumes (two percentage point margin decrease);
•	the effect of lower average retail electricity pricing (two percentage point margin decrease);
•	the effect of lower generation volumes and higher purchased power volumes (two percentage point margin decrease); and
•	the effect of higher average fuel costs (one percentage point margin decrease).

Operating costs increased $12 million, or 4%, to $319 million in 2007.  The increase reflected $20 million in higher generation maintenance costs largely due to the scheduled outage of one of the nuclear generation units, partially offset by $11 million in lower costs in 2007 associated with generation technical support outsourcing service agreements.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $9 million, or 5%, to $160 million driven by lower depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006 and lower expense associated with mining reclamation obligations.

SG&A expenses increased $43 million, or 18%, to $285 million in 2007.  The increase reflected:

•	$18 million in increased retail marketing expenses;
•	$12 million in higher professional fees primarily for retail billing and customer care systems enhancements and marketing/strategic projects;
•	$10 million in higher salary and benefit costs primarily driven by an increase in staffing in retail operations;
•	$7 million in higher costs due to reallocation of Capgemini outsourcing fees; and
•	$3 million in increased contributions primarily for the Energy Aid (low-income customer assistance) program,

partially offset by $6 million in executive severance expense in 2006 (including amounts allocated from parent).

Other income totaled $9 million in 2007 and $1 million in 2006.  Other deductions totaled $15 million in 2007 and $195 million in 2006.  The 2006 amount included a $198 million impairment charge related to natural gas-fueled generation plants.  See Note 4 to Financial Statements.

Interest income increased $86 million to $162 million in 2007 reflecting $49 million due to higher average advances to affiliates and $37 million due to higher average rates on the advances.

Interest expense and related charges decreased $12 million, or 6%, to $190 million in 2007.  The decrease reflected $29 million from lower average interest rates and $4 million in increased capitalized interest, partially offset by $21 million in higher average borrowings.

Income tax expense totaled $180 million in 2007 compared to $590 million in 2006.  Excluding the $30 million deferred tax benefit in 2007 and the $42 million deferred tax charge in 2006 related to the Texas margin tax as described in Note 3 to Financial Statements, the effective income tax rate was 31.8% in 2007 and 33.2% in 2006.  (These unusual deferred tax adjustments distort the comparison; they have therefore been excluded for purposes of a more meaningful discussion.)  The lower effective rate reflected the impact of the significant unrealized mark-to-market losses, partially offset by higher interest accrued related to uncertain tax positions.

Net income decreased $583 million to $480 million in 2007 driven by the decline in gross margin and higher SG&A expenses, partially offset by lower other deductions and the Texas margin tax benefit.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2007.  The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting.  For the six months ended June 30, 2007, this effect totaled $787 million in unrealized net losses, which represented $794 million in net losses on unsettled positions and $7 million in reversals of net losses recognized in prior periods on positions settled in the current period.  These positions represent both economic hedging and trading activities.

Six Months
Ended
June 30, 2007

Net commodity contract asset at beginning of period	$37

Settlements of positions included in the opening balance (1)	7

Unrealized mark-to-market valuations of positions held at end of period (2)	(794)

Other activity (3)	143

Net commodity contract liability at end of period	$(607)

__________________________

(1)
Represents reversals of unrealized mark-to-market valuations of these positions recognized in net income prior to the beginning of the period, to offset gains and losses realized upon settlement of the positions in the current period.

(2)
Includes mark-to-market effects of positions dedesignated as cash flow hedges (see discussion above under "Long-term Hedging Program").  Also includes $30 million in losses and a $30 million gain recorded at contract inception dates (see Note 10 to Financial Statements).

(3)
These amounts have not been recognized in prior and current year mark-to-market earnings.  Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received.  Activity in 2007 included payments of $39 million related to natural gas physical swap transactions and a $102 million premium paid in 2007 related to a structured economic hedge transaction in the long-term hedging program.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges.  These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities (see Note 10 to Financial Statements).  The total net effect of recording unrealized gains and losses related to commodity contracts under SFAS 133 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Unrealized gains (losses) related to contracts marked-to-market	$(189)	$(8)	$(787)	$(2)

Ineffectiveness gains related to cash flow hedges (a)	(5)	151	37	150

Total unrealized gains (losses) related to commodity contracts	$(194)	$143	$(750)	$148
_________________________

(a)	See Note 10 to Financial Statements.

These amounts are reported in the “risk management and trading activities” component of revenues.

Maturity Table — Of the net commodity contract liability balance above at June 30, 2007, the amount representing unrealized mark-to-market net losses that have been recognized in current and prior years' earnings totals $658 million.  Partially offsetting this net liability is a net asset of $51 million included in the June 30, 2007 balance sheet that is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including $101 million of net option payments and $47 million in net receipts of natural gas related to physical swap transactions.  The following table presents the unrealized net commodity contract liability arising from mark-to-market accounting as of June 30, 2007, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liabilities at June 30, 2007
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$16	$(200)	$(248)	$(23)	$(455)
Prices provided by other
external sources (a)	13	(47)	(86)	(20)	(140)
Prices based on models (b)	(45)	(18)	─	─	(63)
Total	$(16)	$(265)	$(334)	$(43)	$(658)
Percentage of total fair value	2%	40%	51%	7%	100%

(a)	Includes “day one” gain of $30 million associated with a long-term power purchase agreement and a $4 million “day one” loss.
(b)	Includes "day one" loss of $26 million associated with a hedge transaction.

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

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income (loss) included (all amounts after-tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net increase (decrease) in fair value of cash flow hedges all commodity-related) held at end of period	$35	$(74)	$(177)	$39
Derivative value net losses (gains reported in net income that relate to hedged transactions recognized in the period:
Commodities	(19)	10	(95)	7
Financing – interest rate swaps (a)	1	2	3	3
	(18)	12	(92)	10
Total income (loss) effect of cash flow hedges reported in other comprehensive income from continuing operations	$17	$(62)	$(269)	$49
______________

(a)	Represents recognition of net losses on settled swaps.

Texas Competitive Holdings has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices.  The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions.  Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring.  The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings.  Also see Note 10 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows used in operating activities for the six months ended June 30, 2007 totaled $678 million compared to cash flows provided by operating activities of $2.1 billion for the six months ended June 30, 2006.  The decrease of $2.8 billion reflected:

•
lower operating earnings after taking into account noncash items such as deferred federal income taxes, unrealized mark-to-market valuations and charges related to impairment of gas-fueled generation plants in 2006;

•	an unfavorable change in federal income taxes payable to TXU Corp. of $1.2 billion reflecting an $880 million tax payment in 2007 and a $246 million net tax refund in 2006;
•	an unfavorable change of $959 million in net margin deposits due to the effect of higher forward natural gas prices on hedge positions;
•
an unfavorable change in working capital (accounts receivable, accounts payable and inventories) balances of $269 million primarily due to the effects of lower natural gas prices, as cash flows in 2006 included the collection of higher wholesale natural gas and electricity receivables that resulted from higher prices in late 2005; and

•	$102 million premium paid in 2007 related to a structured natural gas-related option transaction entered into as part of the long-term hedging program.

Cash flows provided by financing activities totaled $1.6 billion in 2007 compared to $54 million in 2006 as summarized below:

	Six Months Ended June 30,
	2007	2006
Net issuances, repayments and repurchases of borrowings	$2,363	$851
Repayment of pollution control revenue bonds	(143)	(203)
Payments on income tax-related note payable to Oncor Electric Delivery	(15)	(22)
Distributions paid to parent	(567)	(572)
Total	$1,638	$54

Cash flows used in investing activities decreased $1.6 billion as summarized below:

	Six Months Ended June 30,
	2007	2006

Increase in advances to affiliates	$(288)	$(1,803)
Capital expenditures, including nuclear fuel	(411)	(248)
Reduction of restricted cash related to the redemption of pollution control revenue bonds	143	―
Proceeds from pollution control revenue bonds deposited with trustee	―	(99)
Net investments in nuclear decommissioning trust fund securities	(7)	(7)
Other	―	2
Total	$(563)	$(2,155)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $31 million for 2007.  This difference represents amortization of nuclear fuel, which is reported as fuel, purchased power costs and delivery fees in the statement of income consistent with industry practice.

Certain financing arrangements of Texas Competitive Holdings and its subsidiaries are expected to be amended, replaced or discontinued as a result of the Proposed Merger.  For example, as described in the 2006 Form 10-K, the credit facilities currently in place are expected to be replaced with new liquidity facilities upon consummation of the Proposed Merger.  In addition, upon consummation of the Proposed Merger, Texas Competitive Holdings is required to redeem an aggregate of $1.0 billion floating rate senior notes issued in March 2007 and Texas Competitive Holdings may repurchase certain of its other outstanding debt securities.

Long-term Debt Activity — Issuances totaled $1 billion principal amount in floating rate senior notes for the six months ended June 30, 2007.  Principal payments totaled $149 million for the six months ended June 30, 2007, including $143 million in pollution control revenue bonds.

See Note 7 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities/Commercial Paper— At July 31, 2007, Texas Competitive Holdings, jointly with Oncor Electric Delivery, had access to credit facilities totaling $6.5 billion of which $2.7 billion was unused.  See Note 6 to Financial Statements for details of the arrangements.  Availability under these facilities at June 30, 2007 declined $2.4 billion from year-end 2006 primarily due to incremental credit support requirements related largely to the long-term hedging program, capital expenditures and borrowings to repay all outstanding commercial paper as it matured due to the effects of rating agency actions on the commercial paper program (see discussion below under "Credit Ratings").  Texas Competitive Holdings’ and Oncor Electric Delivery’s commercial paper maturities totaled $623 million and $673 million, respectively, in the first six months of 2007.

Short-term Borrowings — At July 31, 2007, Texas Competitive Holdings had $2.4 billion of outstanding bank borrowings and no outstanding commercial paper.  The bank borrowings fund short-term liquidity requirements.

Cash Distributions to Parent — Texas Competitive Holdings paid US Holdings cash distributions of $284 million in each of January 2007, April 2007 and July 2007.  There are currently no significant restrictions on Texas Competitive Holdings’ ability to make cash distributions to its parent company, other than a restriction contained in the Merger Agreement that restricts Texas Competitive Holdings from making any cash distribution that is not in the ordinary course of business and consistent with past practice, unless prior approval is obtained from the Sponsors.

Sale of Accounts Receivable— Texas Competitive Holdings participates in an accounts receivable securitization program established by TXU Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, subsidiaries of Texas Competitive Holdings sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions.  All new trade receivables under the program generated by Texas Competitive Holdings are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Funding to Texas Competitive Holdings under the program totaled $441 million and $541 million at June 30, 2007 and December 31, 2006, respectively.  See Note 5 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Liquidity Effects of Risk Management and Trading Activities — Risk management and trading transactions typically require collateral to support potential future payment obligations.  In particular, commodity transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument is out-of-the-money to such counterparty.  Texas Competitive Holdings typically uses cash and letters of credit to satisfy such collateral obligations.  In addition, TXU Corp. and its subsidiaries, including Texas Competitive Holdings, continuously explore the use of other forms of collateral to maximize liquidity.  For example, given the scale of the long-term hedging program, TXU DevCo’s hedging transactions are supported with a first-lien security interest in the assets of TXU Big Brown Company LP consisting of two existing lignite/coal-fueled generation units (Big Brown Lien) as well as a guarantee from Texas Competitive Holdings.  The Big Brown Lien can support hedging transactions for up to an aggregate of 1.2 billion MMBtu of natural gas.  As of July 31, 2007, approximately half of TXU Corp.’s long-term hedging program position was supported with cash and letter of credit collateral while the other half was supported by the Big Brown Lien.

As of July 31, 2007, Texas Competitive Holdings has received or posted cash and letters of credit for risk management and trading activities as follows:

•	$459 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $672 million received as of December 31, 2006;
•	$102 million in cash has been posted with counterparties for over-the-counter and other non-exchanged cleared transactions, as compared to $2 million received as of December 31, 2006; and
•	$499 million in letters of credit have been posted with counterparties, as compared to $455 million posted as of December 31, 2006.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity).  The amount of initial margin required is generally defined by exchange rules.  Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent.  With respect to cash collateral that is received, such cash collateral is used by Texas Competitive Holdings for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities.  Such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing Texas Competitive Holdings’ liquidity.

As a result of the long-term hedging program, any increase in natural gas prices results in increased cash and letter of credit margin requirements for Texas Competitive Holdings and its subsidiaries.  Significant increases in cash and letter of credit margin requirements, whether resulting from initial margin or variation margin requirements or otherwise, could have a material adverse impact on Texas Competitive Holdings’ liquidity.  As representative example, as of July 31, 2007, for each $1.00 per MMBtu increase in natural gas prices, Texas Competitive Holdings’ liquidity could have been reduced by approximately $1.2 billion as a result of cash and letter of credit variation margin posting requirements associated with the long-term hedging program.

On August 6, 2007, Texas Competitive Holdings received a commitment from a financial institution for an uncapped liquidity facility that is intended to cover all of the cash and letter of credit posting requirements for a significant portion (approximately 850 million MMBtu) of the long-term hedging program position that requires cash or letter of credit margin postings.  If this liquidity facility was in place on July 31, 2007 and a $1.00 per MMBtu increase in natural gas prices were to occur on that date as discussed above, then approximately $850 million of the $1.2 billion liquidity requirement would have come from this liquidity facility as opposed to existing credit facilities and cash from operations.  Texas Competitive Holdings expects to have this liquidity facility finalized and available by the end of the third quarter, but there can be no guarantee that a definitive agreement will be executed by that time (if at all) or with the terms currently set forth in the commitment.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Financial Covenants

The terms of certain financing arrangements of Texas Competitive Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants.  As of June 30, 2007, Texas Competitive Holdings was in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of June 30, 2007 are presented below:

	TXU Corp.	US Holdings	Oncor Electric Delivery	Texas Competitive Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the announcement of the Proposed Merger.  Fitch also placed all of these ratings on Rating Watch Negative.  The S&P ratings for TXU Corp., US Holdings and Texas Competitive Holdings reflect a two-notch downgrade in early March 2007 also as a result of the announcement of the Proposed Merger.  Further, due to the announcement of the Proposed Merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade.

Oncor Electric Delivery’s senior unsecured debt is currently rated as investment grade by all of the rating agencies.  Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of Texas Competitive Holdings’ senior unsecured debt are below investment grade.

In late February 2007, Fitch downgraded the rating on commercial paper issued by Texas Competitive Holdings and Oncor Electric Delivery by one-notch to F3.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Corp. and Texas Competitive Holdings previously guaranteed the obligations under the lease agreement for TXU Corp.’s current headquarters building.  As a result of the March 2007 downgrade by S&P of Texas Competitive Holdings’ credit rating to below investment grade, Texas Competitive Holdings has provided a $144 million letter of credit to replace TXU Corp.'s and its guarantees of these obligations.  As a result of providing the letter of credit, this agreement no longer contains a material credit rating covenant.

The lessor under an operating lease for certain rail cars has notified Texas Competitive Holdings that it intends to exercise a termination right that has been triggered under the lease as a result of the S&P downgrade of Texas Competitive Holdings’ credit rating to below investment grade.  Such termination will result in Texas Competitive Holdings being required to pay approximately $50 million to purchase the rail cars, which represents the remaining lease payments under the lease (principal as of June 30, 2007).  In addition, the lease requires that Texas Competitive Holdings pay a make-whole amount upon termination of the lease.  Texas Competitive Holdings currently expects that the make-whole payment will be approximately $10 million, although the actual amount paid will depend on prevailing interest rates at the time the lease is terminated.  Texas Competitive Holdings intends to fund the approximately $50 million of remaining lease payments by refinancing the rail cars during the third quarter of 2007 with the make-whole payment being primarily funded from internal sources.

Texas Competitive Holdings has entered into certain retail and wholesale commodity contracts that in some instances give the other party the right, but not the obligation, to request Texas Competitive Holdings to post collateral in the event that its credit rating falls below investment grade. On March 2, 2007, S&P downgraded Texas Competitive Holdings’ credit rating to two notches below investment grade.  Based on its commodity contract positions at June 30, 2007, should Texas Competitive Holdings’ credit rating be downgraded to below investment grade by one of the other rating agencies, counterparties would have the option to request Texas Competitive Holdings to post up to $122 million in additional collateral support.  The amount Texas Competitive Holdings could be required to post under these transactions depends in part on the value of the contracts at the time of any such additional downgrade.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the downgrade of Texas Competitive Holdings’ credit rating to below investment grade, Texas Competitive Holdings is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility.  Based on requests to post collateral support from utilities that have been received by Texas Competitive Holdings and its subsidiaries as of June 30, 2007, Texas Competitive Holdings has posted collateral support to the applicable utilities in an aggregate amount equal to $25 million, with $16 million of this amount posted for the benefit of Oncor Electric Delivery.

The Commission has rules in place to assure adequate credit worthiness of any REP.  Under these rules, as a result of the downgrade of Texas Competitive Holdings’ credit rating to below investment grade by S&P, Texas Competitive Holdings has agreed to maintain at all times availability under its credit facilities an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers.  As of June 30, 2007, the amount of customer deposits received from customers held by Texas Competitive Holdings’ REP subsidiaries totaled approximately $125 million.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System.  Under these rules, as a result of the downgrade of Texas Competitive Holdings’ credit rating to below investment grade, Texas Competitive Holdings posted additional collateral support of $34 million on March 7, 2007, which is subject to periodic adjustments.

Other arrangements of Texas Competitive Holdings, including credit facilities, the $1 billion floating rate senior notes due in 2008, the sale of receivables program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings of Texas Competitive Holdings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

A default by Texas Competitive Holdings or Oncor Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion.  Under these credit facilities, a default by Texas Competitive Holdings or any subsidiary thereof may cause the maturity of outstanding balances ($2.2 billion at June 30, 2007) under such facility to be accelerated as to Texas Competitive Holdings but not as to Oncor Electric Delivery.  Also, under these credit facilities, a default by Oncor Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances ($155 million as of June 30, 2007) under such facility to be accelerated as to Oncor Electric Delivery but not as to Texas Competitive Holdings.

In addition, a default by Texas Competitive Holdings or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross-default under its 364-day credit facility totaling $1.5 billion and may cause the maturity of outstanding balances (none as of June 30, 2007) under such facility to be accelerated.

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

Texas Competitive Holdings and its subsidiaries enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if Texas Competitive Holdings or those subsidiaries were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts.  The entities whose default would trigger cross default vary depending on the contract.

Each of TXU DevCo’s commodity hedging agreements contains a cross default provision.  In the event of a default by TXU DevCo or its subsidiaries relating to certain obligations of TXU DevCo or its subsidiaries in an amount equal to or greater than $50 million with respect to one of the agreements (with such amount increasing to $100 million at December 31, 2007) or $100 million with respect to the other agreements, the applicable hedge counterparties may terminate the applicable transactions covered by the applicable hedging agreements and require all outstanding obligations thereunder to be settled.  Texas Competitive Holdings has guaranteed these obligations, and they are secured by a lien on the two lignite/coal-fueled generation units at its Big Brown plant.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Also see Note 8 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program in which Texas Competitive Holdings and its subsidiaries participate.  See discussion above under “Sale of Receivables” and in Note 5 to Financial Statements.

Also see Note 8 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 2 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Investigations — See Note 8 to Financial Statements for discussion.

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session on January 9, 2007 and adjourned on May 28, 2007.  The session was not a “sunset” session for the Commission, so there was no requirement that the Legislature consider any electric industry-related bills.  However, various measures pertaining to the electric industry were considered.  The primary measures that were under consideration and would have materially affected Texas Competitive Holdings' businesses and potentially the Proposed Merger were ultimately not enacted.

Summary

Although Texas Competitive Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that Texas Competitive Holdings may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which Texas Competitive Holdings is exposed to in the ordinary course of business.  Texas Competitive Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets.  Texas Competitive Holdings enters into instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities.

RISK OVERSIGHT

Texas Competitive Holdings’ wholesale operation manages the commodity price, counterparty credit and operational risk related to the unregulated energy business within limitations established by senior management and in accordance with Texas Competitive Holdings’ overall risk management policies.  Interest rate risks are managed centrally by the corporate treasury function.  Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies.  These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.  Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transaction capture, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

Texas Competitive Holdings has a corporate risk management organization that is headed by a Chief Risk Officer.  The Chief Risk Officer, through his designees, enforces all applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of Texas Competitive Holdings and their associated transactions.

COMMODITY PRICE RISK

Texas Competitive Holdings’ businesses are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products they market or purchase.  Texas Competitive Holdings’ businesses actively manage their portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations.  These businesses, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, subsidiaries of Texas Competitive Holdings enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers.  Activities in the wholesale operations include hedging, the structuring of long-term contractual arrangements and proprietary trading.  The wholesale operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.  Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery and settlement of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are settled.  Texas Competitive Holdings strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-term Hedging Program — See discussion above under "Recent Developments" for an update of the program, including potential effects on reported results.

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

		Year Ended
	Six Months Ended June 30, 2007	December 31, 2006
Month-end average Trading VaR:	$9	$12
Month-end high Trading VaR:	$11	$30
Month-end low Trading VaR:	$6	$5

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

		Year Ended
	Six Months Ended June 30, 2007	December 31, 2006
Month-end average MtM VaR:	$417	$89
Month-end high MtM VaR:	$566	$246
Month-end low MtM VaR:	$253	$5

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

		Year Ended
	Six Months Ended June 30, 2007	December 31, 2006
Month-end average EaR:	$405	$99
Month-end high EaR:	$546	$241
Month-end low EaR:	$249	$21

The increases in the risk measures (MtM VaR and EaR) above are driven by the dedesignation of positions in the long-term hedging program as cash flow hedges for accounting purposes as well as the increase in number of positions in the program.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties.  Texas Competitive Holdings and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk.  These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty.  Texas Competitive Holdings has standardized documented processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off.  Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized.  Additionally, individual counterparties and credit portfolios are managed to preset limits and analyzed to assess potential credit exposure.  This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure.  Additionally, Texas Competitive Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty.  This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — Texas Competitive Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $1.8 billion at June 30, 2007.

Gross assets subject to credit risk as of June 30, 2007 include $532 million in accounts receivable from the retail sale of electricity to residential and small business customers.  The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience.  Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties.  These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies.  As of June 30, 2007, the exposure to credit risk from these customers and counterparties totaled $1.3 billion taking into account standardized master netting contracts and agreements described above and $23 million in credit collateral (cash, letters of credit and other security interests) held by Texas Competitive Holdings subsidiaries.

Of this $1.3 billion net exposure, 77% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and Texas Competitive Holdings’ internal credit evaluation process.  Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating.  Texas Competitive Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of June 30, 2007, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable as well as net asset positions arising from hedging and trading activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure byMaturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,004	$16	$988	$596	$140	$252	$988
Noninvestment grade	301	7	294	168	72	54	294
Totals	$1,305	$23	$1,282	$764	$212	$306	$1,282

Investment grade	77%	70%	77%
Noninvestment grade	23%	30%	23%

Approximately 60% of the net $1.3 billion credit exposure has a maturity date of two years or less.  Texas Competitive Holdings does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

Texas Competitive Holdings had credit exposure to two counterparties each having an exposure greater than 10% of the net exposure of $1.3 billion at June 30, 2007.  These two counterparties represented 16% and 13%, respectively, of the net exposure.  Texas Competitive Holdings views its exposure with these two counterparties to be within an acceptable level of risk tolerance as they are rated investment grade.

Texas Competitive Holdings is exposed to credit risk related to its long-term hedging program.  Of the transactions in the program, over 98% of the volumes are with counterparties with an A credit rating or better, and 99% are at least investment grade.

Additionally, under the long-term hedging program, Texas Competitive Holdings has potential credit risk exposure concentration related to a limited number of counterparties.  The hedge transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparties.  Texas Competitive Holdings views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance due to the strong financial profile of the counterparties and their respective A or above credit rating.

Texas Competitive Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $103 million.  Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with a put option.  S&P currently maintains a BB+ rating with a positive outlook for Cap Gemini S. A.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Texas Competitive Holdings contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that Texas Competitive Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, consummation of the Proposed Merger, future acquisitions or dispositions, development or operation of electricity generation assets, market and industry developments and the growth of Texas Competitive Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements.  Although Texas Competitive Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of Texas Competitive Holdings to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

•	allowed prices;
•	industry, market and rate structure;
•	purchased power and recovery of investments;
•	operations of nuclear generation facilities;
•	operations of mines;
•	acquisitions and disposal of assets and facilities;
•	development, construction and operation of facilities;
•	decommissioning costs;
•	present or prospective wholesale and retail competition;
•	changes in tax laws and policies; and
•	changes in and compliance with environmental and safety laws and policies including climate change initiatives;

•	continued implementation of the 1999 Restructuring Legislation;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	Texas Competitive Holdings’ ability to attract and retain profitable customers;
•	Texas Competitive Holdings’ ability to profitably serve its customers given the announced price protection and price cuts;
•	restrictions on competitive retail pricing;
•	changes in wholesale electricity prices or energy commodity prices;
•	changes in prices of transportation of natural gas, lignite, coal, crude oil and refined products;
•	unanticipated changes in market heat rates in the Texas electricity market;
•	Texas Competitive Holdings’ ability to effectively hedge against changes in commodity prices and market heat rates;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, and changes in market demand and demographic patterns;
•	changes in business strategy, development plans or vendor relationships;
•	access to adequate transmission facilities to meet changing demands;
•	unanticipated changes in interest rates, commodity prices or rates of inflation;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions;
•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to Texas Competitive Holdings’ financial instruments;
•	changes in technology used by and services offered by Texas Competitive Holdings;
•
significant changes in Texas Competitive Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to Texas Competitive Holdings;
•	actions by credit rating agencies;
•
with respect to the proposed development of three new lignite/coal-fueled generation units, more specifically, Texas Competitive Holdings’ ability to fund such developments, delays in the approval of, or failure to obtain, air and other environmental permits for the program and the ability to satisfactorily resolve issues relating to any appeal to the final judgment issued with respect to the Sandow consent decree, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of Texas Competitive Holdings and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of Texas Competitive Holdings to manage the significant construction program to a timely conclusion with limited cost overruns;

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

•	the ability of Texas Competitive Holdings to implement cost reduction initiatives.

Any forward-looking statement speaks only as of the date on which it is made, and Texas Competitive Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for Texas Competitive Holdings to predict all of them, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Texas Competitive Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report.  Based on the evaluation performed, Texas Competitive Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there have been no changes in Texas Competitive Holdings’ internal controls over financial reporting that have occurred that has materially affected, or is reasonably likely to materially affect, Texas Competitive Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 8 regarding legal proceedings.

Item 1A.  RISK FACTORS.

Other than the risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2006 Form 10-K as updated by the risk factors disclosed under the heading “Risk Factors” in Item 1A of the report on Form 10-Q for the quarterly period ended March 31, 2007 (“March 2007 10-Q”), except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2006 Form 10-K and March 2007 10-Q.  The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2006 Form 10-K and March 2007 10-Q.

Risks Relating to Texas Competitive Holdings’ Businesses

The liquidity needs of Texas Competitive Holdings could be difficult to satisfy under some circumstances, particularly during times of uncertainty in the financial markets and/or during times when there are significant increases in natural gas prices.  The inability to access liquidity, particularly on favorable terms, could materially adversely affect Texas Competitive Holdings’ results of operations and/or financial condition.

Texas Competitive Holdings’ businesses are capital intensive.  For example, Texas Competitive Holdings expects to make approximately $1.1 billion of capital expenditures for the period July 2007 through December 2008.  Texas Competitive Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact the ability of Texas Competitive Holdings to sustain and grow its businesses and would likely increase capital costs.  Texas Competitive Holdings’ access to the financial markets could be adversely impacted by various factors, such as:

•	the announcement of the Proposed Merger;
•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;
•	changes in interest rates;
•	a deterioration of Texas Competitive Holdings’ credit or an affiliate’s credit or a reduction in Texas Competitive Holdings’ credit ratings or the credit ratings of an affiliate;
•	volatility in commodity prices that increases margin or credit requirements;
•	a material breakdown in risk management procedures; and
•	a material adverse change in Texas Competitive Holdings’ businesses that restricts access to liquidity facilities.

In addition, given the size of the long-term hedging program, any significant increase in the price of natural gas could result in Texas Competitive Holdings being required to provide cash or letter of credit collateral (i.e. margin) in very large amounts.  As of July 31, 2007, for each $1.00 per MMBtu increase in natural gas prices, Texas Competitive Holdings’ liquidity could be reduced by approximately $1.2 billion as a result of margin requirements associated with the long-term hedging program.  While Texas Competitive Holdings has obtained a commitment from a financial institution for an uncapped liquidity facility that would support a significant amount of the variation margin requirements associated with the long-term hedging program, there can be no assurance that a definitive agreement will ultimately be executed.  In addition, any perceived reduction in Texas Competitive Holdings’ credit quality could result in clearing agents or other counterparties requesting additional margin.  In the event Texas Competitive Holdings’ liquidity facilities are being used largely to support its long-term hedging program as a result of a significant increase in the price of natural gas or significant reduction in credit quality, Texas Competitive Holdings may have to forego certain capital expenditures or other investments in their businesses or other business opportunities.

Further, a lack of available liquidity could adversely impact the evaluation of Texas Competitive Holdings’ creditworthiness by counterparties and rating agencies.  In particular, such concerns by existing and potential counterparties could significantly limit Texas Competitive Holdings' wholesale markets activities, including its long-term hedging program.

Risks Relating to the Proposed Merger

Texas Competitive Holdings cannot guarantee that the Proposed Merger will be consummated. Any failure to consummate the Proposed Merger could have a material adverse impact on Texas Competitive Holdings’ results of operations and/or financial condition.

Consummation of the Proposed Merger is subject to the satisfaction of various closing conditions that have not yet been satisfied, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, approval of the FERC and the NRC and other customary closing conditions described in the Merger Agreement.  As a result, Texas Competitive Holdings cannot guarantee that the Proposed Merger will be consummated. In the event that the Proposed Merger is not consummated:

•	management’s attention from Texas Competitive Holdings’ day-to-day business may be diverted;
•	Texas Competitive Holdings may lose key employees;
•	Texas Competitive Holdings’ relationships with customers and vendors may be disrupted as a result of uncertainties with regard to its business and prospects; and
•	TXU Corp. may be required to pay significant transaction costs related to the Proposed Merger, such as a transaction termination (break-up) fee of up to $1.0 billion.

In addition, failure by the lenders, as a result of dislocations in the credit markets or for any other reason, to meet their commitments in connection with the Sponsors’ financing for the Proposed Merger could cause the Sponsors to breach their obligation to consummate the Proposed Merger once all of the closing conditions have been satisfied.  TXU Corp.’s claims against the Sponsors in the event of such a breach would be limited to $1 billion and, while there is no limit to TXU Corp.’s potential claims against such lenders, any claim against such lenders as well as the Sponsors may not be successful and would likely result in litigation that would take several years to pursue.

Any such events could have a material negative impact on Texas Competitive Holdings’ results of operations and financial condition.

ITEM 6.                      EXHIBITS

(a) Exhibits provided as part of Part II are:
Exhibits	Previously Filed With File Number*	As Exhibit
(3(i))	Articles of Incorporation.
3(a)	333-108876 Form S-4 (filed September 17, 2003)	3(a)	―	Certificate of Formation dated November 5, 2001.
3(b)			―	Certificate of Amendment, effective June 29, 2007, to the Certificate of Formation dated November 5, 2001.
(10)	Material Contracts.
10(a)	1-12833 Form 10-Q (filed August 9, 2007)	10.1	―
First Amendment to Lease Agreement, dated as of June 1, 2007, between U.S. Bank, N.A. (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association), as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor, and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property)

10(b)	1-12833 Form 10-Q (filed August 9, 2007)	10.2
Amended and Restated Engineering, Procurement and Construction Agreement, dated as of June 8, 2007, between Oak Grove Management Company LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of Texas Competitive Holdings Company LLC, and Fluor Enterprises, Inc., a California corporation (confidential treatment has been requested for portions of this exhibit)

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—
Certification of M. S. Greene, Chairman of the Board, President and Chief Executive of Texas Competitive Electric Holdings Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—
Certification of David A. Campbell, Manager and Chief Financial Officer of Texas Competitive Electric Holdings Company LLC, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			—
Certification of M. S. Greene, Chairman of the Board, President and Chief Executive of Texas Competitive Electric Holdings Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—
Certification of David A. Campbell, Manager and Chief Financial Officer of Texas Competitive Electric Holdings Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits
99		—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2007.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEXAS COMPETITIVE ELECTRIC HOLDINGS COMPANY LLC
By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: August 14, 2007